Form 10-Q
period 1996-03-31
PRUTECH RESEARCH & DEVELOPMENT PARTNERSHIP III
filed 1996-05-15
CIK 794357

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-20081

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

California                                         77-0129484
- - --------------------------------------------------------------------------------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                Identification No.)

440 Mission Court, Suite 250, Fremont, California        94539
- - --------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (510) 656-1855

                                      N/A
- - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (unaudited)

                                                                        March 31,      December 31,
                                                                          1996             1995
- - ---------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                              $   294,110     $   480,692
Investments in equity securities                                        15,360,314      19,182,479
Other asset                                                                216,669         216,669
                                                                       -----------     ------------
Total assets                                                           $15,871,093     $19,879,840
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accrued management fee                                                 $   204,670     $   204,670
Accrued expenses and other liabilities                                      83,579          73,091
                                                                       -----------     ------------
Total liabilities                                                          288,249         277,761
                                                                       -----------     ------------
Contingencies
Partners' capital
Unitholders (40,934 units issued and outstanding)                        7,293,802       7,505,854
General partner                                                            818,161         841,722
Unrealized gain on investments in equity securities                      7,470,881      11,254,503
                                                                       -----------     ------------
Total partners' capital                                                 15,582,844      19,602,079
                                                                       -----------     ------------
Total liabilities and partners' capital                                $15,871,093     $19,879,840
                                                                       -----------     ------------
                                                                       -----------     ------------
- - ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                            Three months ended
                                                                                 March 31,
                                                                         -------------------------
                                                                            1996           1995
- - --------------------------------------------------------------------------------------------------
REVENUES
Gain on sale of investments in equity
  securities                                                             $3,621,513     $4,256,226
Interest and other income                                                    16,253         15,246
Termination of royalty rights                                                    --        516,870
                                                                         ----------     ----------
                                                                          3,637,766      4,788,342
                                                                         ----------     ----------
EXPENSES
Management fee                                                              204,670        204,670
General and administrative                                                   30,131         28,779
Interest                                                                         --         18,070
                                                                         ----------     ----------
                                                                            234,801        251,519
                                                                         ----------     ----------
Net income                                                               $3,402,965     $4,536,823
                                                                         ----------     ----------
                                                                         ----------     ----------
ALLOCATION OF NET INCOME
Unitholders                                                              $3,062,668     $4,083,141
                                                                         ----------     ----------
                                                                         ----------     ----------
General partner                                                          $  340,297     $  453,682
                                                                         ----------     ----------
                                                                         ----------     ----------
Net income per unit                                                      $    74.82     $    99.75
                                                                         ----------     ----------
                                                                         ----------     ----------
- - --------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (unaudited)

                                                                          UNREALIZED
                                                             GENERAL        GAIN ON
                                            UNITHOLDERS      PARTNER      INVESTMENTS        TOTAL
- - -----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995        $7,505,854      $ 841,722     $11,254,503     $19,602,079
Net income                                   3,062,668        340,297             --        3,402,965
Distribution                                (3,274,720 )     (363,858)            --       (3,638,578)
Change in unrealized gain on investments
  in equity securities                              --             --     (3,783,622 )     (3,783,622)
                                            -----------     ---------     -----------     -----------
Partners' capital--March 31, 1996           $7,293,802      $ 818,161     $7,470,881      $15,582,844
                                            -----------     ---------     -----------     -----------
                                            -----------     ---------     -----------     -----------
- - -----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                             Three months ended
                                                                                  March 31,
                                                                         ---------------------------
                                                                            1996            1995
- - ----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest and other income received                                       $    16,253     $    15,246
Royalty income received                                                           --          13,942
Management fee paid                                                         (204,670)     (1,023,350)
General and administrative expenses paid                                     (17,710)        (23,856)
Evaluation and monitoring expenses paid                                       (1,933)         (1,854)
Interest paid                                                                     --         (55,742)
                                                                         -----------     -----------
Net cash used in operating activities                                       (208,060)     (1,075,614)
                                                                         -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investments in equity securities                 3,660,056       4,263,417
Proceeds from the termination of royalty rights                                   --         516,870
                                                                         -----------     -----------
Net cash provided by investing activities                                  3,660,056       4,780,287
                                                                         -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                                             (3,638,578)     (1,182,538)
Repayment of note payable                                                         --      (1,622,223)
                                                                         -----------     -----------
Net cash used in financing activities                                     (3,638,578)     (2,804,761)
                                                                         -----------     -----------
Net (decrease) increase in cash and cash equivalents                        (186,582)        899,912
Cash and cash equivalents at beginning of period                             480,692         152,084
                                                                         -----------     -----------
Cash and cash equivalents at end of period                               $   294,110     $ 1,051,996
                                                                         -----------     -----------
                                                                         -----------     -----------
RECONCILIATION OF NET INCOME TO NET CASH
USED IN OPERATING ACTIVITIES
Net income                                                               $ 3,402,965     $ 4,536,823
                                                                         -----------     -----------
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investments in equity securities                          (3,621,513)     (4,256,226)
Termination of royalty rights                                                     --        (516,870)
Changes in:
  Accrued expenses and other liabilities                                      10,488         (34,603)
  Royalties receivable                                                            --          13,942
  Accrued management fee                                                          --        (818,680)
                                                                         -----------     -----------
Total adjustments                                                         (3,611,025)     (5,612,437)
                                                                         -----------     -----------
Net cash used in operating activities                                    $  (208,060)    $(1,075,614)
                                                                         -----------     -----------
                                                                         -----------     -----------
- - ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of PruTech Research and Development Partnership III (the ``Partnership'') as of March 31, 1996 and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

   Certain balances for prior periods have been reclassified to conform with current financial statement presentation.

B. Investments

   During the first quarter of 1996, the Partnership sold its remaining 75,000 shares of Forest Laboratories, Inc. common stock with a cost basis of $6,130 resulting in a gain of $3,594,350 and 4,334 shares of Kopin Corporation common stock with a cost basis of $32,413 resulting in a gain of $27,163.

   Investments in marketable equity securities available-for-sale include the following:

                                    March 31, 1996                                           December 31, 1995
                -------------------------------------------------------    ------------------------------------------------------
                                       Gross unrealized     Carrying                              Gross unrealized     Carrying
                Shares    Cost basis        gains             value        Shares    Cost basis        gains            value
- - -----------------------------------------------------------------------    ---------------------------------------------
Creative
 BioMolecules,
  Inc.-Common
  Stock         724,282   $2,370,177     $  4,419,967      $ 6,790,144     724,282   $2,370,177     $  2,699,797     $  5,069,974
Forest
 Laboratories,
  Inc.-
  Common Stock       --           --               --               --      75,000        6,130        3,387,620        3,393,750
Kopin
  Corporation-
  Common Stock  537,333    4,019,256        1,488,414        5,507,670     541,667    4,051,669        3,667,086        7,718,755
Somatix
  Therapy
  Corporation-
  Common Stock  500,000    1,500,000        1,562,500        3,062,500     500,000    1,500,000        1,500,000        3,000,000
                          ----------   ----------------   -------------              ----------   ----------------   ------------
                          $7,889,433     $  7,470,881      $15,360,314               $7,927,976     $ 11,254,503     $ 19,182,479
                          ----------   ----------------   -------------              ----------   ----------------   ------------
                          ----------   ----------------   -------------              ----------   ----------------   ------------

   The gross unrealized gains would be allocated 90% to the Unitholders and 10% to R&D Funding Corp (the ``General Partner'') if realized at March 31, 1996; however, there is no assurance that the Partnership would receive these amounts in the event of the sale of its position in these securities.

C. Related Parties

   The General Partner and its affiliates perform certain services for the Partnership (for which they are reimbursed through the management fee) which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications and other administrative services. The Partnership also reimburses an affiliate of the General Partner for printing services. The management fee and printing costs were:

                                       Three months ended
                                            March 31,
                                      ---------------------
                                        1996         1995
- - -----------------------------------------------------------
Management fee                        $204,670     $204,670
Printing                                 5,925        3,165
                                      --------     --------
                                      $210,595     $207,835
                                      --------     --------
                                      --------     --------

   Printing costs payable to an affiliate of the General Partner (which are included in accrued expenses and other liabilities) as of March 31, 1996 and December 31, 1995 were $20,342 and $16,464, respectively.

   Prudential Securities Incorporated, an affiliate of R&D Funding Corp, owned 724 units in the Partnership at March 31, 1996.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of R&D Funding Corp, for investment of its available cash in short-term instruments pursuant to the guidelines established by the Partnership Agreement.

   The Partnership has engaged in research and development co-investment projects with PruTech Research and Development Partnership, PruTech Research and Development Partnership II and PruTech Project Development Partnership (collectively, the ``PruTech R&D Partnerships''), for which R&D Funding Corp serves as the general partner. The allocation of the co-investment projects' profits or losses among the PruTech R&D Partnerships is consistent with the costs incurred to fund the research and development projects.

D. Contingencies

   On April 15, 1994 a multiparty petition captioned Mack et al. v. Prudential Securities Incorporated et al. (Cause No. 94-17695) was filed in the 80th Judicial District Court of Harris County, Texas, purportedly on behalf of investors in the Partnership against the Partnership, the General Partner, Prudential Securities Incorporated, The Prudential Insurance Company of America and a number of other defendants. The petition alleges common law fraud and fraud in the inducement and negligent misrepresentation in connection with the offering of the Partnership units; negligence and breach of fiduciary duty in connection with the operation of the Partnership; civil conspiracy; and violations of the Federal Securities Act of 1933 (sections 11 and 12), and of the Texas Securities and Deceptive Trade Practices statutes. The suit seeks, among other things, compensatory and punitive damages, costs and attorneys' fees. The ultimate outcome of this litigation as well as the impact on the Partnership cannot presently be determined.

   The General Partner, Prudential Securities Incorporated and the Partnership believe they have meritorious defenses to the complaint and intend to vigorously defend themselves against this action.

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   As of March 31, 1996, the Partnership had approximately $294,000 of cash and cash equivalents which is a decrease of approximately $187,000 as compared to December 31, 1995. This decrease was primarily due to the excess of the January 1996 distribution and payment of operating expenses over proceeds from the sale of stock as further discussed below.

   As of March 31, 1996, the Partnership had approximately $7.9 million invested in equity securities with an aggregate market value which exceeded its cost. Certain of these investments are in development stage companies which are more speculative and higher in risk than other equity investments. Additionally, the realization of this market value is further impacted by certain sale restrictions and market volume capacity. The amount to be distributed by the Partnership in future quarters will be based on the extent to which the market value of its investments can be realized and, to a lesser extent, from the revenue stream from royalties and interest income. During the three months ended March 31, 1996 and 1995, royalty positions did not generate royalty income for the Partnership.

   In January 1996, the Partnership sold its remaining 75,000 shares of Forest Laboratories, Inc. (``Forest'') common stock for approximately $3,600,000. The proceeds from the sale were used to pay the January 1996 distribution discussed below.

   During the first quarter of 1996, the Partnership sold 4,334 shares of Kopin Corporation (``Kopin'') common stock for approximately $60,000.

   In January 1996, the Partnership paid a distribution of approximately $3,639,000. Unitholders received a total of approximately $3,275,000 ($80 per unit) and the General Partner received the remainder.

Results of Operations

   The Partnership's net income decreased by approximately $1,134,000 for the three months ended March 31, 1996 as compared to the same period in 1995 due to a decrease in gains on the sale of investments in equity securities and income from the termination of royalty rights recorded in 1995.

   During the first quarter of 1996, gains totalling approximately $3,622,000 were recorded on the sale of common stock of Forest and Kopin as discussed above as compared to a gain of approximately $4,256,000 on the sale of 88,000 shares of Forest common stock during the first quarter of 1995.

   In March 1995, the Partnership and the MacNeal-Schwendler Corporation (``MNS'') agreed to terminate the Partnership's contractual rights with respect to MNS software and to transfer the technology relating to the software to MNS in exchange for approximately $517,000. No further royalty payments will be received by the Partnership from MNS as a result of this agreement.

   Interest expense was eliminated following the repayment of the Partnership's note and related interest payable during February 1995. Interest expense recorded for the three months ended March 31, 1995 was approximately $18,000.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--This information is incorporated by reference to Note D to the financial statements filed herewith in Item 1 of Part 1 of the Registrant's Quarterly Report.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits--

            PruTech Research and Development Partnership III Agreement of Limited Partnership (incorporated by reference to Exhibit 3.1 included with Registrant's Form S-1 Registration Statement, File No. 33-6091, filed on June 3, 1986)

            First Amendment to the Agreement of Limited Partnership of PruTech Research and Development Partnership III (incorporated by reference to Exhibit 3 included with Registrant's Annual Report on Form 10-K filed March 28, 1992)

            Financial Data Schedule (filed herewith)

        (b) Reports on Form 8-K

            Registrant's Current Report of Form 8-K dated January 9, 1996, as filed with the Securities and Exchange Commission on January 23, 1996, relating to Item 2 regarding the sale of Forest Laboratories, Inc. common stock.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PruTech Research and Development Partnership III

By: R&D Funding Corp
    A Delaware corporation, General Partner
    By: /s/ Russell L. Allen                      Date: May 15, 1996
     ----------------------------------------
     Russell L. Allen
     President and Director for the
     Registrant

By: R&D Funding Corp
    A Delaware corporation, General Partner
    By: /s/ Steven Carlino                        Date: May 15, 1996
     ----------------------------------------
     Steven Carlino
     Vice President and Chief Accounting
     Officer for the Registrant