Form 10-Q
period 1996-06-30
PRUTECH RESEARCH & DEVELOPMENT PARTNERSHIP III
filed 1996-08-14
CIK 794357

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-20081

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

California                                        77-0129484
- --------------------------------------------------------------------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)              Identification No.)

440 Mission Court, Suite 250, Fremont, California          94539
- --------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (510) 656-1855

                                      N/A
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (unaudited)

                                                                        June 30,       December 31,
                                                                          1996             1995
- ---------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                              $   497,194     $   480,692
Investments in equity securities                                        14,420,567      19,182,479
Other asset                                                                     --         216,669
                                                                       -----------     ------------
Total assets                                                           $14,917,761     $19,879,840
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accrued management fee                                                 $   204,670     $   204,670
Accrued expenses and other liabilities                                      68,091          73,091
                                                                       -----------     ------------
Total liabilities                                                          272,761         277,761
                                                                       -----------     ------------
Contingencies
Partners' capital
Unitholders (40,934 units issued and outstanding)                        7,295,515       7,505,854
General partner                                                            818,351         841,722
Unrealized gain on investments in equity securities                      6,531,134      11,254,503
                                                                       -----------     ------------
Total partners' capital                                                 14,645,000      19,602,079
                                                                       -----------     ------------
Total liabilities and partners' capital                                $14,917,761     $19,879,840
                                                                       -----------     ------------
                                                                       -----------     ------------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                   Six months ended             Three months ended
                                                       June 30,                      June 30,
                                               -------------------------     ------------------------
                                                  1996           1995           1996          1995
- -----------------------------------------------------------------------------------------------------
Gain on sale of investments in equity
  securities                                   $3,621,513     $4,256,226     $       --     $      --
Royalty income                                    216,665             --        216,665            --
Termination of royalty rights                          --        516,870             --            --
Interest and other income                          26,981         30,879         10,728        15,633
                                               ----------     ----------     ----------     ---------
                                                3,865,159      4,803,975        227,393        15,633
                                               ----------     ----------     ----------     ---------
EXPENSES
Management fee                                    409,340        409,340        204,670       204,670
General and administrative                         50,951         80,709         20,820        51,930
Interest                                               --         18,070             --            --
                                               ----------     ----------     ----------     ---------
                                                  460,291        508,119        225,490       256,600
                                               ----------     ----------     ----------     ---------
Net income (loss)                              $3,404,868     $4,295,856     $    1,903     $(240,967)
                                               ----------     ----------     ----------     ---------
                                               ----------     ----------     ----------     ---------
ALLOCATION OF NET INCOME (LOSS)
Unitholders                                    $3,064,381     $3,866,270     $    1,713     $(216,870)
                                               ----------     ----------     ----------     ---------
                                               ----------     ----------     ----------     ---------
General partner                                $  340,487     $  429,586     $      190     $ (24,097)
                                               ----------     ----------     ----------     ---------
                                               ----------     ----------     ----------     ---------
Net income (loss) per unit                     $    74.86     $    94.45     $      .04     $   (5.30)
                                               ----------     ----------     ----------     ---------
                                               ----------     ----------     ----------     ---------
- -----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (unaudited)

                                                                          UNREALIZED
                                                             GENERAL        GAIN ON
                                            UNITHOLDERS      PARTNER      INVESTMENTS        TOTAL
- -----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995        $7,505,854      $ 841,722     $11,254,503     $19,602,079
Net income                                   3,064,381        340,487             --        3,404,868
Distribution                                (3,274,720 )     (363,858)            --       (3,638,578)
Change in unrealized gain on investments
  in equity securities                              --             --     (4,723,369 )     (4,723,369)
                                            -----------     ---------     -----------     -----------
Partners' capital--June 30, 1996            $7,295,515      $ 818,351     $6,531,134      $14,645,000
                                            -----------     ---------     -----------     -----------
                                            -----------     ---------     -----------     -----------
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

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                              Six months ended
                                                                                  June 30,
                                                                         ---------------------------
                                                                            1996            1995
- ----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest and other income received                                       $    26,981     $    30,879
Royalty income received                                                      216,665          13,942
Management fee paid                                                         (409,340)     (1,023,350)
General and administrative expenses paid                                     (53,044)        (24,064)
Evaluation and monitoring expenses paid                                       (2,907)        (26,605)
Cash received for other asset                                                216,669              --
Interest paid                                                                     --         (55,742)
                                                                         -----------     -----------
Net cash used in operating activities                                         (4,976)     (1,084,940)
                                                                         -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investments in equity securities                 3,660,056       4,263,417
Proceeds from the termination of royalty rights                                   --         516,870
                                                                         -----------     -----------
Net cash provided by investing activities                                  3,660,056       4,780,287
                                                                         -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                                             (3,638,578)     (1,182,538)
Repayment of note payable                                                         --      (1,622,223)
                                                                         -----------     -----------
Net cash used in financing activities                                     (3,638,578)     (2,804,761)
                                                                         -----------     -----------
Net increase in cash and cash equivalents                                     16,502         890,586
Cash and cash equivalents at beginning of period                             480,692         152,084
                                                                         -----------     -----------
Cash and cash equivalents at end of period                               $   497,194     $ 1,042,670
                                                                         -----------     -----------
                                                                         -----------     -----------
RECONCILIATION OF NET INCOME TO NET CASH
USED IN OPERATING ACTIVITIES
Net income                                                               $ 3,404,868     $ 4,295,856
                                                                         -----------     -----------
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investments in equity securities                          (3,621,513)     (4,256,226)
Termination of royalty rights                                                     --        (516,870)
Changes in:
  Other asset                                                                216,669              --
  Accrued expenses and other liabilities                                      (5,000)         (7,632)
  Royalties receivable                                                            --          13,942
  Accrued management fee                                                          --        (614,010)
                                                                         -----------     -----------
Total adjustments                                                         (3,409,844)     (5,380,796)
                                                                         -----------     -----------
Net cash used in operating activities                                    $    (4,976)    $(1,084,940)
                                                                         -----------     -----------
                                                                         -----------     -----------
- ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of PruTech Research and Development Partnership III (the ``Partnership'') as of June 30, 1996, the results of its operations for the six and three months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Royalties

   On April 1, 1990 the Partnership entered into a Technology Development Investment Agreement with Kopin Corporation (``Kopin'') for the development of LED technology. Pursuant to the Agreement, Kopin was obligated to pay to the Partnership royalties on the sale of products containing the technology through April 1, 1996, with a minimum royalty payment of $433,334 due April 1, 1996 (payable in cash or by the delivery of a promissory note). Kopin agreed to pay cash for the minimum royalty because the Partnership also agreed to transfer to Kopin its GaAs technology developed under an earlier contract. During the second quarter of 1996, the Partnership received the $433,334 minimum royalty payment of which $216,669 represented a reduction of its receivable from Kopin and $216,665 was recorded as royalty income. As a result of the above, the Partnership holds no technology or royalty positions with Kopin and, therefore, no further royalties will be received by the Partnership from Kopin.

C. Investments

   During the first quarter of 1996, the Partnership sold its remaining 75,000 shares of Forest Laboratories, Inc. common stock with a cost basis of $6,130 resulting in a gain of $3,594,350 and 4,334 shares of Kopin common stock with a cost basis of $32,413 resulting in a gain of $27,163.

   Investments in marketable equity securities available-for-sale include the following:

                                     June 30, 1996                                           December 31, 1995
                -------------------------------------------------------    ------------------------------------------------------
                                       Gross unrealized     Carrying                              Gross unrealized     Carrying
                Shares    Cost basis        gains             value        Shares    Cost basis        gains            value
- -----------------------------------------------------------------------    ---------------------------------------------
Creative
 BioMolecules,
  Inc.-Common
  Stock         724,282   $2,370,177      $3,786,220       $ 6,156,397     724,282   $2,370,177     $  2,699,797     $  5,069,974
Forest
 Laboratories,
  Inc.-
  Common Stock       --           --              --                --      75,000        6,130        3,387,620        3,393,750
Kopin
  Corporation-
  Common Stock  537,333    4,019,256         682,414         4,701,670     541,667    4,051,669        3,667,086        7,718,755
Somatix
  Therapy
  Corporation-
  Common Stock  500,000    1,500,000       2,062,500         3,562,500     500,000    1,500,000        1,500,000        3,000,000
                          ----------   ----------------   -------------              ----------   ----------------   ------------
                          $7,889,433      $6,531,134       $14,420,567               $7,927,976     $ 11,254,503     $ 19,182,479
                          ----------   ----------------   -------------              ----------   ----------------   ------------
                          ----------   ----------------   -------------              ----------   ----------------   ------------

   The gross unrealized gains would be allocated 90% to the Unitholders and 10% to R&D Funding Corp (the ``General Partner'') if realized at June 30, 1996; however, there is no assurance that the Partnership would receive these amounts in the event of the sale of its position in these securities.

D. Related Parties

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

                              Six months ended        Three months ended
                                  June 30,                 June 30,
                            ---------------------    ---------------------
                              1996         1995        1996         1995
- --------------------------------------------------------------------------
Management fee              $409,340     $409,340    $204,670     $204,670
Printing                       5,925        6,392          --        3,164
                            --------     --------    --------     --------
                            $415,265     $415,732    $204,670     $207,834
                            --------     --------    --------     --------
                            --------     --------    --------     --------

   Printing costs payable to an affiliate of the General Partner (which are included in accrued expenses and other liabilities) as of June 30, 1996 and December 31, 1995 were $6,756 and $16,464, respectively.

   Prudential Securities Incorporated, an affiliate of R&D Funding Corp, owned 724 units in the Partnership at June 30, 1996.

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

E. Contingencies

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

Liquidity and Capital Resources

   As of June 30, 1996, the Partnership had approximately $497,000 of cash and cash equivalents which is an increase of approximately $17,000 as compared to December 31, 1995.

   As of June 30, 1996, the Partnership had approximately $7.9 million invested in equity securities with an aggregate market value which exceeded its cost. Certain of these investments are in development stage companies which are more speculative and higher in risk than other equity investments. Additionally, the realization of this market value is further impacted by certain sale restrictions and market volume capacity. The amount to be distributed by the Partnership in future quarters will be based on the extent to which the market value of its investments can be realized and, to a lesser extent, from the revenue stream from royalties and interest income. Except for royalty income from Kopin Corporation (``Kopin'') in 1996 as further discussed below, the Partnership's royalty positions did not generate royalty income for the Partnership during the six months ended June 30, 1996 and 1995.

   In January 1996, the Partnership sold its remaining 75,000 shares of Forest Laboratories, Inc. (``Forest'') common stock for approximately $3,600,000. The proceeds from the sale were used to pay the January 1996 distribution discussed below.

   During the first quarter of 1996, the Partnership sold 4,334 shares of Kopin common stock for approximately $60,000.

   On April 1, 1990 the Partnership entered into a Technology Development Investment Agreement with Kopin for the development of LED technology. Pursuant to the Agreement, Kopin was obligated to pay to the Partnership royalties on the sale of products containing the technology through April 1, 1996, with a minimum royalty payment of $433,334 due April 1, 1996 (payable in cash or by the delivery of a promissory note). Kopin agreed to pay cash for the minimum royalty because the Partnership also agreed to transfer to Kopin its GaAs technology developed under an earlier contract. During the second quarter of 1996, the Partnership received the $433,334 minimum royalty payment of which $216,669 represented a reduction of its receivable from Kopin and $216,665 was recorded as royalty income. As a result of the above, the Partnership holds no technology or royalty positions with Kopin and, therefore, no further royalties will be received by the Partnership from Kopin.

   In January 1996, the Partnership paid a distribution of approximately $3,639,000. Unitholders received a total of approximately $3,275,000 ($80 per unit) and the General Partner received the remainder.

Results of Operations

   The Partnership's net income decreased by approximately $891,000 but increased by $243,000 for the six and three months ended June 30, 1996 as compared to the same periods in 1995. The six month decrease was primarily due to a decrease in gains on the sale of investments in equity securities and income from the termination of royalty rights recorded in 1995. The three month increase was primarily due to 1996 royalty income resulting from the Kopin transaction as discussed above.

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

   General and administrative expenses decreased by approximately $30,000 and $31,000 for the six and three months ended June 30, 1996 as compared to the same periods in 1995. These decreases were primarily due to professional costs incurred from the use of consultants in 1995 relating to a royalty dispute with Interleaf, Inc.

   Interest expense was eliminated following the repayment of a Partnership note and related interest payable during February 1995. Interest expense recorded for the six months ended June 30, 1995 was approximately $18,000.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--This information is incorporated by reference to Note E to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

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

            (b) Reports on Form 8-K

                Registrant's Current Report on Form 8-K dated June 25, 1996, as filed with the Securities and Exchange Commission on June 28, 1996, relating to Item 4 regarding the change in the Registrant's certifying accountant from Deloitte & Touche LLP to Price Waterhouse LLP.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PruTech Research and Development Partnership III

By: R&D Funding Corp
    A Delaware corporation, General Partner
     By: /s/ Michael S. Hasley                    Date: August 14, 1996
     ----------------------------------------
     Michael S. Hasley
     President for the Registrant
By: R&D Funding Corp
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: August 14, 1996
     ----------------------------------------
     Steven Carlino
     Vice President and Chief Accounting
     Officer for the Registrant