Form 10-Q
period 1996-09-30
PRUTECH RESEARCH & DEVELOPMENT PARTNERSHIP III
filed 1996-11-14
CIK 794357

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-20081

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

California                                    77-0129484
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)          Identification No.)

440 Mission Court, Suite 250, Fremont, California             94539
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (510) 656-1855

                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (unaudited)

                                                                      September 30,     December 31,
                                                                          1996              1995
----------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                              $   275,618      $   480,692
Investments in equity securities                                        12,421,429       19,182,479
Other asset                                                                     --          216,669
                                                                      -------------     ------------
Total assets                                                           $12,697,047      $19,879,840
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accrued management fee                                                 $   204,670      $   204,670
Accrued expenses and other liabilities                                      70,602           73,091
                                                                      -------------     ------------
Total liabilities                                                          275,272          277,761
                                                                      -------------     ------------
Contingencies
Partners' capital
Unitholders (40,934 units issued and outstanding)                        7,093,837        7,505,854
General partner                                                            795,942          841,722
Unrealized gain on investments in equity securities                      4,531,996       11,254,503
                                                                      -------------     ------------
Total partners' capital                                                 12,421,775       19,602,079
                                                                      -------------     ------------
Total liabilities and partners' capital                                $12,697,047      $19,879,840
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                  Nine months ended            Three months ended
                                                    September 30,                 September 30,
                                              -------------------------     -------------------------
                                                 1996           1995           1996           1995
-----------------------------------------------------------------------------------------------------
Gain on sale of investments in equity
  securities                                  $3,621,513     $7,370,532     $       --     $3,114,306
Royalty income                                   216,665             --             --             --
Termination of royalty rights                         --        516,870             --             --
Interest and other income                         33,994         51,036          7,013         20,157
                                              ----------     ----------     ----------     ----------
                                               3,872,172      7,938,438          7,013      3,134,463
                                              ----------     ----------     ----------     ----------
EXPENSES
Management fee                                   614,010        614,010        204,670        204,670
General and administrative                        77,381        142,215         26,430         61,506
Interest                                              --         18,070             --             --
                                              ----------     ----------     ----------     ----------
                                                 691,391        774,295        231,100        266,176
                                              ----------     ----------     ----------     ----------
Net income (loss)                             $3,180,781     $7,164,143     $ (224,087)    $2,868,287
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
ALLOCATION OF NET INCOME (LOSS)
Unitholders                                   $2,862,703     $6,447,729     $ (201,678)    $2,581,458
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
General partner                               $  318,078     $  716,414     $  (22,409)    $  286,829
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
Net income (loss) per unit                    $    69.93     $   157.52     $    (4.93)    $    63.06
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
-----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (unaudited)

                                                                          UNREALIZED
                                                             GENERAL        GAIN ON
                                            UNITHOLDERS      PARTNER      INVESTMENTS        TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995        $7,505,854      $ 841,722     $11,254,503     $19,602,079
Net income                                   2,862,703        318,078             --        3,180,781
Distribution                                (3,274,720 )     (363,858)            --       (3,638,578)
Change in unrealized gain on investments
  in equity securities                              --             --     (6,722,507 )     (6,722,507)
                                            -----------     ---------     -----------     -----------
Partners' capital--September 30, 1996       $7,093,837      $ 795,942     $4,531,996      $12,421,775
                                            -----------     ---------     -----------     -----------
                                            -----------     ---------     -----------     -----------
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

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                              Nine months ended
                                                                                September 30,
                                                                         ---------------------------
                                                                            1996            1995
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest and other income received                                       $    33,994     $    51,036
Royalty income received                                                      216,665          13,942
Management fee paid                                                         (614,010)     (1,432,690)
General and administrative expenses paid                                     (76,298)        (76,672)
Evaluation and monitoring expenses paid                                       (3,572)        (53,219)
Cash received for other asset                                                216,669              --
Interest paid                                                                     --         (55,742)
                                                                         -----------     -----------
Net cash used in operating activities                                       (226,552)     (1,553,345)
                                                                         -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investments in equity securities                 3,660,056       7,382,661
Proceeds from the termination of royalty rights                                   --         516,870
                                                                         -----------     -----------
Net cash provided by investing activities                                  3,660,056       7,899,531
                                                                         -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                                             (3,638,578)     (4,047,918)
Repayment of note payable                                                         --      (1,622,223)
                                                                         -----------     -----------
Net cash used in financing activities                                     (3,638,578)     (5,670,141)
                                                                         -----------     -----------
Net (decrease) increase in cash and cash equivalents                        (205,074)        676,045
Cash and cash equivalents at beginning of period                             480,692         152,084
                                                                         -----------     -----------
Cash and cash equivalents at end of period                               $   275,618     $   828,129
                                                                         -----------     -----------
                                                                         -----------     -----------
RECONCILIATION OF NET INCOME TO NET CASH
USED IN OPERATING ACTIVITIES
Net income                                                               $ 3,180,781     $ 7,164,143
                                                                         -----------     -----------
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investments in equity securities                          (3,621,513)     (7,370,532)
Termination of royalty rights                                                     --        (516,870)
Changes in:
  Other asset                                                                216,669              --
  Accrued expenses and other liabilities                                      (2,489)        (25,348)
  Royalties receivable                                                            --          13,942
  Accrued management fee                                                          --        (818,680)
                                                                         -----------     -----------
Total adjustments                                                         (3,407,333)     (8,717,488)
                                                                         -----------     -----------
Net cash used in operating activities                                    $  (226,552)    $(1,553,345)
                                                                         -----------     -----------
                                                                         -----------     -----------
----------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
1995
Exercised a warrant to acquire, on a net issuance basis, 171,635 shares of Interleaf, Inc. common stock.
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of PruTech Research and Development Partnership III (the ``Partnership'') as of September 30, 1996, the results of its operations for the nine and three months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Royalties

   On April 1, 1990 the Partnership entered into a Technology Development Investment Agreement with Kopin Corporation (``Kopin'') for the development of LED technology. Pursuant to the Agreement, Kopin was obligated to pay to the Partnership royalties on the sale of products containing the technology through April 1, 1996, with a minimum royalty payment of $433,334 due April 1, 1996 (payable in cash or by the delivery of a promissory note). Kopin agreed to pay cash for the minimum royalty because the Partnership also agreed to transfer to Kopin its GaAs technology developed under an earlier contract. During the second quarter of 1996, the Partnership received the $433,334 minimum royalty payment of which $216,669 represented a reduction of its receivable from Kopin and $216,665 was recorded as royalty income. As a result, the Partnership holds no technology or royalty positions with Kopin and, therefore, no further royalties will be received by the Partnership from Kopin.

C. Investments

   During the first quarter of 1996, the Partnership sold its remaining 75,000 shares of Forest Laboratories, Inc. common stock with a cost basis of $6,130 resulting in a gain of $3,594,350 and 4,334 shares of Kopin common stock with a cost basis of $32,413 resulting in a gain of $27,163.

   Investments in marketable equity securities available-for-sale include the following:

                                  September 30, 1996                                         December 31, 1995
                -------------------------------------------------------    ------------------------------------------------------
                                       Gross unrealized     Carrying                              Gross unrealized     Carrying
                Shares    Cost basis        gains             value        Shares    Cost basis        gains            value
-----------------------------------------------------------------------    ---------------------------------------------
Creative
 BioMolecules,
  Inc.-Common
  Stock         724,282   $2,370,177      $2,790,332       $ 5,160,509     724,282   $2,370,177     $  2,699,797     $  5,069,974
Forest
 Laboratories,
  Inc.-
  Common Stock       --           --              --                --      75,000        6,130        3,387,620        3,393,750
Kopin
  Corporation-
  Common Stock  537,333    4,019,256       1,085,414         5,104,670     541,667    4,051,669        3,667,086        7,718,755
Somatix
  Therapy
  Corporation-
  Common Stock  500,000    1,500,000         656,250         2,156,250     500,000    1,500,000        1,500,000        3,000,000
                          ----------   ----------------   -------------              ----------   ----------------   ------------
                          $7,889,433      $4,531,996       $12,421,429               $7,927,976     $ 11,254,503     $ 19,182,479
                          ----------   ----------------   -------------              ----------   ----------------   ------------
                          ----------   ----------------   -------------              ----------   ----------------   ------------

   The gross unrealized gains would be allocated 90% to the Unitholders and 10% to R&D Funding Corp (the ``General Partner'') if realized at September 30, 1996; however, there is no assurance that the Partnership would receive these amounts in the event of the sale of its position in these securities.

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

                              Nine months ended       Three months ended
                                September 30,            September 30,
                            ---------------------    ---------------------
                              1996         1995        1996         1995
--------------------------------------------------------------------------
Management fee              $614,010     $614,010    $204,670     $204,670
Printing                       8,957       13,665       3,032        7,336
                            --------     --------    --------     --------
                            $622,967     $627,675    $207,702     $212,006
                            --------     --------    --------     --------
                            --------     --------    --------     --------

   Printing costs payable to an affiliate of the General Partner (which are included in accrued expenses and other liabilities) as of September 30, 1996 and December 31, 1995 were $5,886 and $16,464, respectively.

   Prudential Securities Incorporated, an affiliate of R&D Funding Corp, owned 724 units in the Partnership at September 30, 1996.

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

Liquidity and Capital Resources

   As of September 30, 1996, the Partnership had approximately $276,000 of cash and cash equivalents which is a decrease of approximately $205,000 as compared to December 31, 1995. The decrease in cash and cash equivalents is principally attributed to net cash used in operating activities. Additionally, the Partnership sold certain equity securities and distributed the resulting sales proceeds as further discussed below.

   As of September 30, 1996, the Partnership had approximately $7.9 million invested in equity securities with an aggregate market value which exceeded its cost. Certain of these investments are in development stage companies which are more speculative and higher in risk than other equity investments. Additionally, the realization of this market value is further impacted by certain sale restrictions and market volume capacity. The amount to be distributed by the Partnership in future quarters will be based on the extent to which the market value of its investments can be realized and, to a lesser extent, from the revenue stream from royalties and interest income. Except for royalty income from Kopin Corporation (``Kopin'') in 1996 as further discussed below, the Partnership's royalty positions did not generate royalty income for the Partnership during the nine months ended September 30, 1996 and 1995.

   In January 1996, the Partnership sold its remaining 75,000 shares of Forest Laboratories, Inc. (``Forest'') common stock for approximately $3,600,000. The proceeds from the sale were used to pay the January 1996 distribution discussed below. The Partnership has retained its royalty position with Forest.

   Also, during the first quarter of 1996, the Partnership sold 4,334 shares of Kopin common stock for approximately $60,000.

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

Results of Operations

   The Partnership's net income decreased by approximately $3,983,000 and $3,092,000 for the nine and three months ended September 30, 1996 as compared to the same periods in 1995. These decreases were primarily due to a decrease in gains on the sale of investments in equity securities and income from the termination of royalty rights recorded in 1995.

   During the first quarter of 1996, gains totalling approximately $3,622,000 were recorded on the sale of common stock of Forest and Kopin as discussed above as compared to a gain of approximately $4,256,000 on the sale of 88,000 shares of Forest common stock during the first quarter of 1995. Additionally, during the third quarter of 1995, the Partnership sold 60,410 shares of Forest common stock and 25,000 shares of Interleaf, Inc. common stock resulting in gains of approximately $2,864,000 and $250,000, respectively.

   In March 1995, the Partnership and the MacNeal-Schwendler Corporation (``MNS'') agreed to terminate the Partnership's contractual rights with respect to MNS software and to transfer the technology relating to the software to MNS in exchange for approximately $517,000. No further royalty payments will be received by the Partnership from MNS as a result of this agreement.

   General and administrative expenses decreased by approximately $65,000 and $35,000 for the nine and three months ended September 30, 1996 as compared to the same periods in 1995. These decreases were primarily due to professional costs incurred from the use of consultants in 1995 relating to a royalty dispute with Interleaf, Inc.

   Interest expense was eliminated following the repayment of a Partnership note and related interest payable during February 1995. Interest expense recorded in 1995 through February was approximately $18,000.

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

            (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PruTech Research and Development Partnership III

By: R&D Funding Corp
    A Delaware corporation, General Partner
     By: /s/ Michael S. Hasley                    Date: November 13, 1996
     ----------------------------------------
     Michael S. Hasley
     President for the Registrant

By: R&D Funding Corp
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: November 13, 1996
     ----------------------------------------
     Steven Carlino
     Vice President and Chief Accounting
     Officer for the Registrant
                                       10