Form 10-K
period 1996-12-31
PRUTECH RESEARCH & DEVELOPMENT PARTNERSHIP III
filed 1997-03-28
CIK 794357

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

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

Registrant's telephone number, including area code: (510) 656-1855

Securities registered pursuant to Section 12(b) of the Act:
                                               None
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                                         Depositary Units
--------------------------------------------------------------------------------
                                         (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No _

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[CK]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Registrant's Annual Report to Unitholders for the year ended December 31, 1996 is incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.

   Agreement of Limited Partnership, included as part of the Registration Statement on Form S-1 (File No. 33-6091) filed with the Securities and Exchange Commission on June 3, 1986 pursuant to Rule 424(b) of the Securities Act of 1933 and amended May 31, 1990, is incorporated by reference into Part IV of this Annual Report on Form 10-K.

                                Index to exhibits can be found on pages 8 and 9.

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                       THE ``SAFE HARBOR'' PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

   When used in this Annual Report on Form 10-K, the words ``Believes,'' ``Anticipates,'' ``Expects'' and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Annual Report on Form 10-K pursuant to the ``Safe Harbor'' provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth in ``Management's Discussion and Analysis of Financial Condition and Results of Operations.'' Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................      3
Item  2    Properties.......................................................................      4
Item  3    Legal Proceedings................................................................      4
Item  4    Submission of Matters to a Vote of Unitholders...................................      4

PART II
Item  5    Market for the Registrant's Units and Related Unitholder Matters.................      4
Item  6    Selected Financial Data..........................................................      5
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................      5
Item  8    Financial Statements and Supplementary Data......................................      5
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................      5

PART III
Item 10    Directors and Executive Officers of the Registrant...............................      5
Item 11    Executive Compensation...........................................................      7
Item 12    Security Ownership of Certain Beneficial Owners and Management...................      7
Item 13    Certain Relationships and Related Transactions...................................      7

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K
           Financial Statements and Financial Statement Schedules...........................      8
           Exhibits.........................................................................      8
           Reports on Form 8-K..............................................................      9
SIGNATURES..................................................................................     10

                                     PART I

Item 1. Business

   PruTech Research and Development Partnership III (the ``Registrant''), a California limited partnership, was formed on June 2, 1986 and will terminate on December 31, 2006 unless terminated sooner under the provisions of the Agreement of Limited Partnership (the ``Partnership Agreement''). The Registrant was formed to seek cash flow from the research and development of new technologies with potential commercial applications with proceeds raised from the initial sale of 40,934 depositary units (``Units''). The General Partner also contributed an amount equal to 10% of the gross proceeds raised by the sale of Units. The Registrant's fiscal year for book and tax purposes ends on December 31.

   The Registrant entered into total commitments of $30.1 million for ten research and development projects in both publicly and privately held companies all of which have been fully funded. The Registrant also made equity investments in some of these companies. As of December 31, 1996, the Registrant held equity investments and/or royalty rights, which had value at December 31, 1996 or were active during the year then ended, relating to four companies. For more information regarding the Registrant's operations, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The Registrant is engaged solely in the business of research and development; therefore, presentation of industry segment information is not applicable.

   For the years ended December 31, 1996, 1995 and 1994, revenue from the following portfolio company investments exceeded 15% of the Registrant's total revenue:

                                                      1996     1995     1994
                                                      ----     ----     ----
Forest Laboratories, Inc.                              66%      63%      87%
Creative BioMolecules, Inc.                            29       --       --
Interleaf, Inc.                                        --       32       --

General Partner

   The general partner of the Registrant is R&D Funding Corp (the ``General Partner''), an affiliate of Prudential Securities Incorporated (``PSI''). Both the General Partner and PSI are wholly-owned subsidiaries of Prudential Securities Group Inc. In its capacity as General Partner, R&D Funding Corp was responsible for locating, evaluating, negotiating and structuring the Registrant's research and development projects and continues to monitor these projects. R&D Funding Corp is also responsible for the management of and provides the administrative services necessary for the operation of the Registrant. The assignor limited partner is Prudential-Bache Investor Services Inc., an affiliate of the General Partner, who has assigned substantially all the rights attributable to its limited partnership interest to investors.

Competition

   The companies in which the Registrant holds equity investments and royalty rights faced substantial competition in the markets for their products and technologies. There are no assurances that the Registrant's investments will not decline in value due to the development by others of technologically superior products.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursuant to the Partnership Agreement. See Notes B and G to the financial statements in the Registrant's annual report to limited partners for the year ended December 31, 1996 (``Registrant's 1996 Annual Report'') which is filed as an exhibit hereto.

Investment Portfolio Summary

   For a description of the companies in which the Registrant's investments or royalty rights were active during 1996, see page 2 of the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

Item 2. Properties

   The Registrant does not own or lease any property.

Item 3. Legal Proceedings

   This information is incorporated by reference to Note H to the financial statements in the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

Item 4. Submission of Matters to a Vote of Unitholders

   None

                                    PART II

Item 5. Market for the Registrant's Units and Related Unitholder Matters

   As of March 3, 1997, there were 3,050 holders of record owning 40,934 Units. A significant secondary market for the Units has not developed and it is not expected that one will develop in the future. There are also certain restrictions set forth in Article 8 of the Partnership Agreement limiting the ability of the Unitholders to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   The following per Unit cash distributions were paid to Unitholders during the following calendar quarters:

Quarter ended    1996       1995
-------------   ------     ------
March 31        $80.00     $26.00
June 30             --         --
September 30        --      63.00
December 31         --      85.00

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. The Registrant paid a distribution of approximately $3,639,000 during 1996 of which approximately $3,275,000 ($80 per unit) was paid to the limited partners and the remainder to the General Partner. The source for the 1996 distribution was the January 1996 sale of the Registrant's remaining 75,000 shares of Forest Laboratories, Inc. common stock for proceeds of approximately $3,600,000. The amount to be distributed by the Registrant in future quarters will be based on the extent to which the market value of its investments can be realized, and to a lesser extent, from the revenue stream from royalties and interest income. It is not expected that the Registrant's eventual total distributions will equal the Unitholder's initial investments.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 3 through 12 of the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

                                                   Year ended December 31,
                           ------------------------------------------------------------------------
                               1996           1995           1994           1993           1992
                           ------------   ------------   ------------   ------------   ------------
Royalty income             $   216,665    $        --    $    50,468    $    96,798    $   434,431
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Gain on sale of
  investments in equity
  securities               $ 5,194,202    $ 8,998,197    $ 2,364,352    $   772,027    $        --
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Termination of royalty
  rights                   $        --    $ 2,241,783             --             --             --
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Total revenues             $ 5,448,886    $11,311,651    $ 2,706,567    $ 1,019,176    $   632,254
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Write-off of investments
  in equity securities     $        --    $        --    $   500,000    $   505,904    $        --
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Net income (loss)          $ 4,534,518    $10,308,841    $   805,584    $  (616,780 )  $  (379,435 )
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Net income (loss) per
  Unit                     $     99.70    $    226.66    $     17.71    $    (13.56 )  $     (8.34 )
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Notes payable              $        --    $        --    $ 1,622,223    $ 3,206,223    $   --
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Total assets (1)           $15,664,366    $19,879,840    $19,448,580    $35,635,145    $ 6,709,841
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Total limited partner
  distributions            $ 3,274,720    $ 7,122,516    $   347,939    $   --         $ 4,093,400
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Limited partner
  distributions per Unit   $     80.00    $    174.00    $      8.50    $   --         $    100.00
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
---------------
(1) Includes unrealized gains on investments in equity securities of $6,135,742, $11,254,503,
$10,750,699 and $26,110,075 in 1996, 1995, 1994 and 1993, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 13 and 14 of the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 3 through 12 of the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Reference is made to the Registrant's Current Report on Form 8-K dated June 25, 1996, as filed with the Securities and Exchange Commission on June 28, 1996 regarding the change in the Registrant's certifying accountant from Deloitte & Touche LLP to Price Waterhouse LLP.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the General Partner.

   The General Partner's directors and executive officers, and any persons holding more than ten percent of the Registrant's Units (``Ten Percent Owners'') are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors and Ten Percent Owners are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partner's directors and executive officers or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

   The directors and executive officers of R&D Funding Corp and their positions with regard to managing the Registrant are as follows:

  Name                          Position
Thomas F. Lynch, III       Chief Executive Officer, Chairman of the Board of
                             Directors and Director
Michael S. Hasley          President
Barbara J. Brooks          Vice President--Finance and Chief Financial Officer
Steven Carlino             Vice President and Chief Accounting Officer
Frank W. Giordano          Director
Nathalie P. Maio           Director

   THOMAS F. LYNCH, III, age 38, is the Chief Executive Officer, Chairman of the Board of Directors and a Director of R&D Funding Corp. He is a Senior Vice President of PSI. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

   MICHAEL S. HASLEY, age 42, is the President of R&D Funding Corp. He is also a Senior Vice President of PSI. Mr. Hasley joined R&D Funding Corp and PSI in October 1986.

   BARBARA J. BROOKS, age 48, is the Vice President-Finance and Chief Financial Officer of R&D Funding Corp. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   STEVEN CARLINO, age 33, is a Vice President of R&D Funding Corp. He is a First Vice President of PSI. Mr. Carlino also serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

   FRANK W. GIORDANO, age 54, is a Director of R&D Funding Corp. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management, Inc., an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

   NATHALIE P. MAIO, age 46, is a Director of R&D Funding Corp. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.

   During July 1996, Michael S. Hasley replaced Russell L. Allen as President of R&D Funding Corp and Russell L. Allen and Barbara J. Brooks resigned as Directors.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and executive officers have indefinite terms.

Item 11. Executive Compensation

   The Registrant does not pay or accrue any fees, salaries or any other form of compensation to directors and officers of the General Partner for their services. Certain officers and directors of the General Partner receive compensation from affiliates of the General Partner, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, the General Partner believes that any compensation attributable to services performed for the Registrant is immaterial. See Item 13 Certain Relationships and Related Transactions for information regarding compensation to the General Partner.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 3, 1997, no director or executive officer of the General Partner owns directly or beneficially any interest in the voting securities of the General Partner.

   As of March 3, 1997, no director or executive officer of the General Partner owns directly or beneficially any of the Units issued by the Registrant.

   As of March 3, 1997, no Unitholder beneficially owns more than five percent (5%) of the Units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partner and its affiliates. There have been no direct financial transactions between the Registrant and the directors or officers of the General Partner.

   Reference is made to Notes B and G to the financial statements in the Registrant's 1996 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                               Page
                                                                                              Number
                                                                                             in Annual
                                                                                              Report
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)    1. Financial Statements and Reports of Independent Accountants--Incorporated by
          reference to the Registrant's 1996 Annual Report included as an exhibit hereto
          Reports of Independent Accountants:
          Report of Independent Accountants as of December 31, 1996 and for the year then
          ended                                                                                  3
          Independent Auditors' Report as of December 31, 1995 and for the two years then
          ended                                                                                 3A
          Financial Statements:
          Statements of Financial Condition--December 31, 1996 and 1995                          4
          Statements of Operations--Three years ended December 31, 1996                          5
          Statements of Changes in Partners' Capital--Three years ended December 31, 1996        5
          Statements of Cash Flows--Three years ended December 31, 1996                          6
          Notes to Financial Statements                                                          8
       2. Financial Statement Schedules
          All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.
       3. Exhibits
          Description:
          Form of Agreement for Services (Incorporated by reference to Exhibit 2.1 included with Registrant's Form S-1 Registration Statement (No. 33-6091) filed on June 3, 1986)
          PruTech Research and Development Partnership III Agreement of Limited
          Partnership (Incorporated by reference to Exhibit 3.1 included with
          Registrant's Form S-1 Registration Statement (No. 33-6091) filed on June 3,
          1986)
          Escrow Agreement (Incorporated by reference to Exhibit 10.1 included with
          Registrant's Form S-1 Registration Statement (No. 33-6091) filed on June 3,
          1986)
          First Amendment to the Agreement of Limited Partnership of PruTech Research and
          Development Partnership III (Incorporated by reference to Exhibit 3 included with Registrant's Annual Report on Form 10-K for the year ended December 31,
          1991)
          Registrant's 1996 Annual Report (with the exception of the information and data incorporated by reference in Items 3, 7 and 8 of this Annual Report on Form
          10-K, no other information or data appearing in the Registrant's 1996 Annual
          Report is to be deemed filed as part of this report) (filed herewith)
          Letter dated June 28, 1996 from Deloitte & Touche LLP to the Securities and
          Exchange Commission regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Registrant's Current Report on Form 8-K dated
          June 25, 1996)
          Financial Data Schedule (filed herewith)

(b)  Reports on Form 8-K--
     No reports on Form 8-K were filed during the last quarter of the period covered by this report; however, reports on Form 8-K dated January 7, 1997 and February 12,
     1997 were filed with the Securities and Exchange Commission on January 21, 1997 and
     February 27, 1997, respectively. Both Reports on Form 8-K relate to Item 2 regarding the sale of 430,298 and 226,500 shares of Creative BioMolecules, Inc. common stock.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PruTech Research and Development Partnership III

By: R&D Funding Corp
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: March 27, 1997
     ----------------------------------------
     Steven Carlino
     Vice President and Chief Accounting
     Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: R&D Funding Corp
    A Delaware corporation, General Partner
     By: /s/ Thomas F. Lynch, III                 Date: March 27, 1997
     ----------------------------------------
     Thomas F. Lynch, III
     Chief Executive Officer, Chairman of the
     Board of Directors and Director

     By: /s/ Michael S. Hasley                    Date: March 27, 1997
     ----------------------------------------
     Michael S. Hasley
     President

     By: /s/ Barbara J. Brooks                    Date: March 27, 1997
     ----------------------------------------
     Barbara J. Brooks
     Vice President--Finance and Chief
     Financial Officer

     By: /s/ Steven Carlino                       Date: March 27, 1997
     ----------------------------------------
     Steven Carlino
     Vice President

     By /s/ Frank W. Giordano                     Date: March 27, 1997
     ----------------------------------------
     Frank W. Giordano
     Director

     By /s/ Nathalie P. Maio                      Date: March 27, 1997
     ----------------------------------------
     Nathalie P. Maio
     Director