Form 10-Q
period 1997-03-31
PRUTECH RESEARCH & DEVELOPMENT PARTNERSHIP III
filed 1997-05-15
CIK 794357

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-20081

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

California                                           77-0129484
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (unaudited)

                                                                        March 31,       December 31,
                                                                          1997              1996
----------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                              $ 1,951,646      $ 2,342,441
Investments in equity securities                                         6,200,387       13,321,925
                                                                      -------------     ------------
Total assets                                                           $ 8,152,033      $15,664,366
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accrued management fee                                                 $   204,670      $   204,670
Accrued expenses and other liabilities                                      88,835           80,438
                                                                      -------------     ------------
Total liabilities                                                          293,505          285,108
                                                                      -------------     ------------
Contingencies
Partners' capital
Unitholders (40,934 units issued and outstanding)                        4,719,324        8,312,200
General partner                                                            532,107          931,316
Unrealized gain on investments in equity securities                      2,607,097        6,135,742
                                                                      -------------     ------------
Total partners' capital                                                  7,858,528       15,379,258
                                                                      -------------     ------------
Total liabilities and partners' capital                                $ 8,152,033      $15,664,366
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these statements

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                               Three months ended
                                                                                    March 31,
                                                                            -------------------------
                                                                               1997           1996
-----------------------------------------------------------------------------------------------------
REVENUES
Gain on sale of investments in equity
  securities                                                                $4,478,268     $3,621,513
Interest and other income                                                       15,857         16,253
                                                                            ----------     ----------
                                                                             4,494,125      3,637,766
                                                                            ----------     ----------
EXPENSES
Write-down of investments in equity
  securities                                                                   295,000             --
Management fee                                                                 204,670        204,670
General and administrative                                                      27,151         30,131
                                                                            ----------     ----------
                                                                               526,821        234,801
                                                                            ----------     ----------
Net income                                                                  $3,967,304     $3,402,965
                                                                            ----------     ----------
                                                                            ----------     ----------
ALLOCATION OF NET INCOME
Unitholders                                                                 $3,570,574     $3,062,668
                                                                            ----------     ----------
                                                                            ----------     ----------
General partner                                                             $  396,730     $  340,297
                                                                            ----------     ----------
                                                                            ----------     ----------
Net income per unit                                                         $    87.23     $    74.82
                                                                            ----------     ----------
                                                                            ----------     ----------
-----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (unaudited)

                                                                          UNREALIZED
                                                             GENERAL        GAIN ON
                                            UNITHOLDERS      PARTNER      INVESTMENTS        TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1996        $8,312,200      $ 931,316     $6,135,742      $15,379,258
Net income                                   3,570,574        396,730             --        3,967,304
Distribution                                (7,163,450 )     (795,939)            --       (7,959,389)
Change in unrealized gain on investments
  in equity securities                              --             --     (3,528,645 )     (3,528,645)
                                            -----------     ---------     -----------     -----------
Partners' capital--March 31, 1997           $4,719,324      $ 532,107     $2,607,097      $ 7,858,528
                                            -----------     ---------     -----------     -----------
                                            -----------     ---------     -----------     -----------
-----------------------------------------------------------------------------------------------------

            The accompanying notes are an integral part of these statements

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                             Three months ended
                                                                                  March 31,
                                                                         ---------------------------
                                                                            1997            1996
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest and other income received                                       $    15,857     $    16,253
Management fee paid                                                         (204,670)       (204,670)
General and administrative expenses paid                                     (13,440)        (17,710)
Evaluation and monitoring expenses paid                                       (5,314)         (1,933)
                                                                         -----------     -----------
Net cash used in operating activities                                       (207,567)       (208,060)
                                                                         -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investments in equity securities                 7,834,811       3,660,056
Purchase of investments in equity securities                                 (58,650)             --
                                                                         -----------     -----------
Net cash provided by investing activities                                  7,776,161       3,660,056
                                                                         -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                                             (7,959,389)     (3,638,578)
                                                                         -----------     -----------
Net decrease in cash and cash equivalents                                   (390,795)       (186,582)
Cash and cash equivalents at beginning of period                           2,342,441         480,692
                                                                         -----------     -----------
Cash and cash equivalents at end of period                               $ 1,951,646     $   294,110
                                                                         -----------     -----------
                                                                         -----------     -----------
RECONCILIATION OF NET INCOME TO NET CASH
USED IN OPERATING ACTIVITIES
Net income                                                               $ 3,967,304     $ 3,402,965
                                                                         -----------     -----------
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investments in equity securities                          (4,478,268)     (3,621,513)
Write-down of investments in equity securities                               295,000              --
Changes in accrued expenses and other liabilities                              8,397          10,488
                                                                         -----------     -----------
Total adjustments                                                         (4,174,871)     (3,611,025)
                                                                         -----------     -----------
Net cash used in operating activities                                    $  (207,567)    $  (208,060)
                                                                         -----------     -----------
                                                                         -----------     -----------
----------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
1997
The General Partner concluded that an impairment in value that was not temporary had occurred for the Partnership's equity investment in Somatix Therapy Corporation. As a result, the value of the
  Partnership's 295,000 shares of common stock was written down by $295,000.
----------------------------------------------------------------------------------------------------

           The accompanying notes are an integral part of these statements

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of PruTech Research and Development Partnership III (the 'Partnership') as of March 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

B. Investments

   Investments in marketable equity securities available-for-sale include the following:

                                    March 31, 1997                                           December 31, 1996
                -------------------------------------------------------    ------------------------------------------------------
                                       Gross unrealized     Carrying                              Gross unrealized     Carrying
                Shares    Cost basis        gains             value        Shares    Cost basis        gains            value
-----------------------------------------------------------------------    ---------------------------------------------
Creative
 BioMolecules,
  Inc.-Common
  Stock          74,384   $  279,488      $  278,392       $   557,880     509,382   $1,666,928     $  3,617,910     $  5,284,838
Kopin
  Corporation-
  Common Stock  364,144    2,723,802       2,328,705         5,052,507     537,333    4,019,255        2,361,582        6,380,837
Somatix
  Therapy
  Corporation-
  Common Stock  295,000      590,000              --           590,000     500,000    1,500,000          156,250        1,656,250
                          ----------   ----------------   -------------              ----------   ----------------   ------------
                          $3,593,290      $2,607,097       $ 6,200,387               $7,186,183     $  6,135,742     $ 13,321,925
                          ----------   ----------------   -------------              ----------   ----------------   ------------
                          ----------   ----------------   -------------              ----------   ----------------   ------------

   The gross unrealized gains would be allocated 90% to the Unitholders and 10% to R&D Funding Corp (the 'General Partner') if realized at March 31, 1997; however, there is no assurance that the Partnership would receive these amounts in the event of the sale of its position in these securities.

   During the first quarter of 1997, the Partnership sold 441,898 shares of Creative BioMolecules, Inc. common stock with a cost basis of $1,446,000 resulting in a gain of $3,573,000, and the Partnership exercised its option to purchase 6,900 shares of Creative BioMolecules, Inc. common stock at an exercise price of $8.50 per share for a total cost of $59,000.

   Also, during the first quarter of 1997, the Partnership sold 173,189 shares of Kopin Corporation common stock with a cost basis of $1,295,000 resulting in a gain of $1,002,000, and 205,000 shares of Somatix Therapy Corporation common stock with a cost basis of $615,000 resulting in a loss of $98,000.

   At March 31, 1997, the General Partner concluded that an impairment in value that was not temporary had occurred for the Partnership's equity investment in Somatix Therapy Corporation. As a result, the value of the Partnership's common stock was written down by $295,000.

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

                                                      Three months ended
                                                           March 31,
                                                     ---------------------
                                                       1997         1996
--------------------------------------------------------------------------
Management fee                                       $204,670     $204,670
Printing                                                2,833        5,925
                                                     --------     --------
                                                     $207,503     $210,595
                                                     --------     --------
                                                     --------     --------

   Printing costs payable to an affiliate of the General Partner (which are included in accrued expenses and other liabilities) as of March 31, 1997 and December 31, 1996 were $6,905 and $4,943, respectively.

   Prudential Securities Incorporated, an affiliate of the General Partner, owned 724 units in the Partnership at March 31, 1997.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of the General Partner, for investment of its available cash in short-term instruments pursuant to the guidelines established by the Partnership Agreement.

   The Partnership has engaged in research and development co-investment projects with PruTech Research and Development Partnership, PruTech Research and Development Partnership II and PruTech Project Development Partnership (collectively, the 'PruTech R&D Partnerships'), for which R&D Funding Corp serves as the general partner. The allocation of the co-investment projects' profits or losses among the PruTech R&D Partnerships is consistent with the costs incurred to fund the research and development projects.

D. Contingencies

   On April 15, 1994, a multiparty petition captioned Mack et al. v. Prudential Securities Incorporated et al. (Cause No. 94-17695) was filed in the 80th Judicial District Court of Harris County, Texas, purportedly on behalf of investors in the Partnership against the Partnership, the General Partner, Prudential Securities Incorporated, The Prudential Insurance Company of America and a number of other defendants. The petition alleges common law fraud and fraud in the inducement and negligent misrepresentation in connection with the offering of the Partnership units; negligence and breach of fiduciary duty in connection with the operation of the Partnership; civil conspiracy; and violations of the federal Securities Act of 1933 (sections 11 and 12), and of the Texas Securities and Deceptive Trade Practices statutes. The suit seeks, among other things, compensatory and punitive damages, costs and attorneys' fees. The ultimate outcome of this litigation as well as the impact on the Partnership cannot presently be determined.

   The General Partner, Prudential Securities Incorporated and the Partnership believe they have meritorious defenses to the complaint and intend to vigorously defend themselves in this action.

E. Subsequent Event

   On May 13, 1997, the Partnership sold 173,334 shares of Kopin Corporation common stock, which is expected to settle May 16, 1997, with a cost basis of $1,297,000 resulting in a gain of $892,000.

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   As of March 31, 1997, the Partnership had approximately $1,952,000 of cash and cash equivalents which is a decrease of approximately $391,000 as compared to December 31, 1996. The decrease in cash and cash equivalents was primarily due to distributions made in excess of proceeds from the sales of certain investments in equity securities as further discussed below, in addition to the payment of the fourth quarter 1996 management fee.

   As of March 31, 1997, the Partnership had approximately $3.6 million invested in equity securities with an aggregate market value which exceeded its cost. Certain of these investments are in development stage companies which are more speculative and higher in risk than other equity investments. Additionally, the realization of this market value is further impacted by market volume capacity. The amount to be distributed by the Partnership in future quarters will be based on the extent to which the market value of its investments can be realized and, to a lesser extent, from the revenue stream from royalties and interest income. It is not expected that the Partnership's eventual total distributions will equal the Unitholders initial investments. The Partnership's royalty positions with Forest Laboratories, Inc. and Creative BioMolecules, Inc. did not generate royalty income for the Partnership during the three months ended March 31, 1997 and 1996.

   During the first quarter of 1997, the Partnership sold 441,898 shares of Creative BioMolecules, Inc. common stock for $5,019,000, and the Partnership exercised its option to purchase 6,900 shares of Creative BioMolecules, Inc. common stock at an exercise price of $8.50 per share for a total cost of $59,000.

   Also, during the first quarter of 1997, the Partnership sold 173,189 shares of Kopin Corporation common stock for $2,297,000, and 205,000 shares of Somatix Therapy Corporation common stock for $517,000.

   In February and in March of 1997, the Partnership made distributions of $4,548,222 and $3,411,167, respectively. Unitholders received a total of $4,093,400 ($100 per unit) and $3,070,050 ($75 per unit) on these distributions, respectively, and the General Partner received the remainder.

   On May 13, 1997, the Partnership sold 173,334 shares of Kopin Corporation common stock, which is expected to settle May 16, 1997, with a cost basis of $1,297,000 resulting in a gain of $892,000.

Results of Operations

   The Partnership's net income increased by approximately $564,000 for the three months ended March 31, 1997 as compared to the same period in 1996. This increase was primarily due to larger gains on the sale of investments in equity securities recorded in 1997 versus 1996, offset by a write-down of the Partnership's equity investment in Somatix Therapy Corporation as discussed below.

   During the first quarter of 1997, gains totalling approximately $4,478,000 were recorded on the sale of common stock of Creative BioMolecules, Inc., Kopin Corporation and Somatix Therapy Corporation as discussed above as compared to a gain of approximately $3,622,000 on the sale of 75,000 shares of Forest Laboratories, Inc. common stock and 4,334 shares of Kopin Corporation common stock during the first quarter of 1996.

   At March 31, 1997, the General Partner concluded that an impairment in value that was not temporary had occurred for the Partnership's equity investment in Somatix Therapy Corporation. As a result, the value of the Partnership's common stock was written down by $295,000.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--This information is incorporated by reference to Note D to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Thomas F. Lynch, III ceased to serve as Chief Executive Officer, Chairman of the Board of Directors and Director of R&D Funding Corp effective May 2, 1997. Effective May 2, 1997, Brian J. Martin was elected Chief Executive Officer, Chairman of the Board of Directors and Director of R&D Funding Corp.

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

        (b) Reports on Form 8-K--
            Registrant's Current Reports on Form 8-K dated January 7, 1997 and February 12, 1997, as filed with the Securities and Exchange Commission on January 21, 1997 and February 27, 1997, respectively, relating to Item 2 regarding the sale of 430,298 and 226,500 shares of Creative BioMolecules, Inc. common stock.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PruTech Research and Development Partnership III

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Michael S. Hasley                    Date: May 15, 1997
     ----------------------------------------
     Michael S. Hasley
     President for the Registrant

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: May 15, 1997
     ----------------------------------------
     Steven Carlino
     Vice President and Chief Accounting
     Officer for the Registrant
                                       9