Form 10-Q
period 1997-06-30
PRUTECH RESEARCH & DEVELOPMENT PARTNERSHIP III
filed 1997-08-14
CIK 794357

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______ to ______

Commission file number 0-20081

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

California                                      77-0129484
--------------------------------------------------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (unaudited)

                                                                        June 30,        December 31,
                                                                          1997              1996
----------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                              $ 4,577,473      $ 2,342,441
Investments in equity securities                                         3,338,296       13,321,925
                                                                      -------------     ------------
Total assets                                                           $ 7,915,769      $15,664,366
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accrued management fee                                                 $   204,670      $   204,670
Accrued expenses and other liabilities                                      44,729           80,438
                                                                      -------------     ------------
Total liabilities                                                          249,399          285,108
                                                                      -------------     ------------
Contingencies
Partners' capital
Unitholders (40,934 units issued and outstanding)                        5,635,304        8,312,200
General partner                                                            633,883          931,316
Unrealized gain on investments in equity securities                      1,397,183        6,135,742
                                                                      -------------     ------------
Total partners' capital                                                  7,666,370       15,379,258
                                                                      -------------     ------------
Total liabilities and partners' capital                                $ 7,915,769      $15,664,366
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                  Six months ended             Three months ended
                                                      June 30,                      June 30,
                                              -------------------------     -------------------------
                                                 1997           1996           1997           1996
-----------------------------------------------------------------------------------------------------
REVENUES
Gain on sale of investments in equity
  securities                                  $5,686,251     $3,621,513     $1,207,983     $       --
Interest and other income                         55,799         26,981         39,942         10,728
Royalty income                                        --        216,665             --        216,665
                                              ----------     ----------     ----------     ----------
                                               5,742,050      3,865,159      1,247,925        227,393
                                              ----------     ----------     ----------     ----------
EXPENSES
Management fee                                   409,340        409,340        204,670        204,670
Write-down of investments in equity
  securities                                     295,000             --             --             --
General and administrative                        52,650         50,951         25,499         20,820
                                              ----------     ----------     ----------     ----------
                                                 756,990        460,291        230,169        225,490
                                              ----------     ----------     ----------     ----------
Net income                                    $4,985,060     $3,404,868     $1,017,756     $    1,903
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
ALLOCATION OF NET INCOME
Unitholders                                   $4,486,554     $3,064,381     $  915,980     $    1,713
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
General partner                               $  498,506     $  340,487     $  101,776     $      190
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
Net income per unit                           $   109.60     $    74.86     $    22.38     $      .04
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
-----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (unaudited)

                                                                          UNREALIZED
                                                             GENERAL        GAIN ON
                                            UNITHOLDERS      PARTNER      INVESTMENTS        TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1996        $8,312,200      $ 931,316     $6,135,742      $15,379,258
Net income                                   4,486,554        498,506             --        4,985,060
Distribution                                (7,163,450 )     (795,939)            --       (7,959,389)
Change in unrealized gain on investments
  in equity securities                              --             --     (4,738,559 )     (4,738,559)
                                            -----------     ---------     -----------     -----------
Partners' capital--June 30, 1997            $5,635,304      $ 633,883     $1,397,183      $ 7,666,370
                                            -----------     ---------     -----------     -----------
                                            -----------     ---------     -----------     -----------
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

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                              Six months ended
                                                                                  June 30,
                                                                         ---------------------------
                                                                            1997            1996
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest and other income received                                       $    55,799     $    26,981
Management fee paid                                                         (409,340)       (409,340)
General and administrative expenses paid                                     (88,359)        (55,951)
Royalty income received                                                           --         216,665
Cash received for other asset                                                     --         216,669
                                                                         -----------     -----------
Net cash used in operating activities                                       (441,900)         (4,976)
                                                                         -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investments in equity securities                10,694,971       3,660,056
Purchase of investments in equity securities                                 (58,650)             --
                                                                         -----------     -----------
Net cash provided by investing activities                                 10,636,321       3,660,056
                                                                         -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                                             (7,959,389)     (3,638,578)
                                                                         -----------     -----------
Net increase in cash and cash equivalents                                  2,235,032          16,502
Cash and cash equivalents at beginning of period                           2,342,441         480,692
                                                                         -----------     -----------
Cash and cash equivalents at end of period                               $ 4,577,473     $   497,194
                                                                         -----------     -----------
                                                                         -----------     -----------
RECONCILIATION OF NET INCOME TO NET CASH
USED IN OPERATING ACTIVITIES
Net income                                                               $ 4,985,060     $ 3,404,868
                                                                         -----------     -----------
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investments in equity securities                          (5,686,251)     (3,621,513)
Write-down of investments in equity securities                               295,000              --
Changes in:
   Accrued expenses and other liabilities                                    (35,709)         (5,000)
   Other asset                                                                    --         216,669
                                                                         -----------     -----------
Total adjustments                                                         (5,426,960)     (3,409,844)
                                                                         -----------     -----------
Net cash used in operating activities                                    $  (441,900)    $    (4,976)
                                                                         -----------     -----------
                                                                         -----------     -----------
----------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
1997
   On June 2, 1997, Cell Genesys Corporation acquired Somatix Therapy Corporation. As a result, the
Partnership received 111,265 shares of Cell Genesys Corporation common stock or 0.385 shares for each of its 289,000 shares of Somatix Therapy Corporation common stock.
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of PruTech Research and Development Partnership III (the 'Partnership') as of June 30, 1997, the results of its operations for the six and three months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Investments

   Investments in marketable equity securities available-for-sale include the following:

                                     June 30, 1997                                           December 31, 1996
                -------------------------------------------------------    ------------------------------------------------------
                                       Gross unrealized     Carrying                              Gross unrealized     Carrying
                Shares    Cost basis     gains/(loss)         value        Shares    Cost basis        gains            value
-----------------------------------------------------------------------    ---------------------------------------------
Creative
 BioMolecules,
  Inc.-Common
  Stock          74,384   $  279,488      $  245,849       $   525,337     509,382   $1,666,928     $  3,617,910     $  5,284,838
Kopin
  Corporation-
  Common Stock  144,870    1,083,625       1,179,963         2,263,588     537,333    4,019,255        2,361,582        6,380,837
Cell Genesys
  Corporation-
  Common Stock  111,265      578,000         (28,629)          549,371          --           --               --               --
Somatix
  Therapy
  Corporation-
  Common Stock       --           --              --                --     500,000    1,500,000          156,250        1,656,250
                          ----------   ----------------   -------------              ----------   ----------------   ------------
                          $1,941,113      $1,397,183       $ 3,338,296               $7,186,183     $  6,135,742     $ 13,321,925
                          ----------   ----------------   -------------              ----------   ----------------   ------------
                          ----------   ----------------   -------------              ----------   ----------------   ------------

   The gross unrealized gains would be allocated 90% to the Unitholders and 10% to R&D Funding Corp (the 'General Partner') if realized at June 30, 1997; however, there is no assurance that the Partnership would receive these amounts in the event of the sale of its position in these securities.

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

   During the second quarter of 1997, the Partnership sold 219,274 shares of Kopin Corporation common stock with a cost basis of $1,640,000 resulting in a gain of $1,208,000, and 6,000 shares of Somatix Therapy Corporation common stock with a cost basis of $12,000 resulting in no gain or loss to the Partnership.

   On June 2, 1997, Cell Genesys Corporation acquired Somatix Therapy Corporation. As a result, the Partnership received 111,265 shares of Cell Genesys Corporation common stock or 0.385 shares for each of its 289,000 shares of Somatix Therapy Corporation common stock.

   Subsequent to June 30, 1997, the Partnership sold 43,855 and 23,400 shares of Kopin Corporation common stock and Cell Genesis Corporation common stock, respectively, as more fully discussed in Note E.

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

                              Six months ended        Three months ended
                                  June 30,                 June 30,
                            ---------------------    ---------------------
                              1997         1996        1997         1996
--------------------------------------------------------------------------
Management fee              $409,340     $409,340    $204,670     $204,670
Printing                       6,585        5,925       3,752           --
                            --------     --------    --------     --------
                            $415,925     $415,265    $208,422     $204,670
                            --------     --------    --------     --------
                            --------     --------    --------     --------

   Printing costs payable to an affiliate of the General Partner (which are included in accrued expenses and other liabilities) as of June 30, 1997 and December 31, 1996 were $5,585 and $4,943, respectively.

   Prudential Securities Incorporated, an affiliate of the General Partner, owned 724 units in the Partnership at June 30, 1997.

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

E. Subsequent Events

   Between July 10, 1997 and August 8, 1997, the Partnership sold 43,855 and 23,400 shares of Kopin Corporation common stock and Cell Genesys Corporation common stock for approximately $720,000 and $142,000, respectively. These sales resulted in gains of approximately $392,000 and $20,000, respectively.

   During August 1997, the Partnership made a $4,548,222 distribution, of which $4,093,400 ($100 per unit) was paid to the limited partners, and the remainder to the General Partner.

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   As of June 30, 1997, the Partnership had approximately $4,577,000 of cash and cash equivalents which is an increase of approximately $2,235,000 as compared to December 31, 1996. The increase in cash and cash equivalents was primarily due to proceeds from the sales of certain investments in equity securities as further discussed below reduced by the payment of distributions and the fourth quarter 1996 and first quarter 1997 management fee.

   As of June 30, 1997, the Partnership had approximately $1.9 million invested in equity securities with an aggregate market value which exceeded its cost. Certain of these investments are in development stage companies which are more speculative and higher in risk than other equity investments. Additionally, the realization of this market value is further impacted by market volume capacity. The amount to be distributed by the Partnership in future quarters will be based on the extent to which the market value of its investments can be realized and, to a lesser extent, from the revenue stream from royalties and interest income. It is not expected that the Partnership's eventual total distributions will equal the Unitholders initial investments. The Partnership's royalty positions with Forest Laboratories, Inc. and Creative BioMolecules, Inc. did not generate royalty income for the Partnership during the six months ended June 30, 1997 and 1996.

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

   In February and March of 1997, the Partnership made distributions of $4,548,222 and $3,411,167, respectively. Unitholders received a total of $4,093,400 ($100 per unit) and $3,070,050 ($75 per unit) on these distributions, respectively, and the General Partner received the remainder.

   During the second quarter of 1997, the Partnership sold 219,274 shares of Kopin Corporation common stock for $2,848,000, and 6,000 shares of Somatix Therapy Corporation common stock for $12,000.

   On June 2, 1997, Cell Genesys Corporation acquired Somatix Therapy Corporation. As a result, the Partnership received 111,265 shares of Cell Genesys Corporation common stock or 0.385 shares for each of its 289,000 shares of Somatix Therapy Corporation common stock.

   Between July 10, 1997 and August 8, 1997, the Partnership sold 43,855 and 23,400 shares of Kopin Corporation common stock and Cell Genesys Corporation common stock for approximately $720,000 and $142,000, respectively.

   During August 1997, the Partnership made a $4,548,222 distribution, of which $4,093,400 ($100 per unit) was paid to the limited partners, and the remainder to the General Partner.

Results of Operations

   The Partnership's net income increased by approximately $1,580,000 and $1,016,000 for the six and three months ended June 30, 1997 as compared to the same periods in 1996. These increases were primarily due to larger gains on the sale of investments in equity securities recorded in 1997 versus 1996, offset, in part, by a 1997 write-down of the Partnership's equity investment in Somatix Therapy Corporation and 1996 royalty income from Kopin Corporation as discussed below.

   During the six months ended June 30, 1997, gains totalling approximately $5,686,000 were recorded on the sale of common stock of Creative BioMolecules, Inc., Kopin Corporation and Somatix Therapy Corporation as discussed in Liquidity and Capital Resources above as compared to a gain of approximately $3,622,000 on the sale of 75,000 shares of Forest Laboratories, Inc. common stock and 4,334 shares of Kopin Corporation common stock during the first quarter of 1996.

   Interest and other income increased by $29,000 for both the six and three month periods ended June 30, 1997 as compared to the same periods in 1996 due to higher amounts invested in short-term instruments funded from 1997 sales of securities.

   During the second quarter of 1996, the Partnership recorded $216,665 of royalty income as part of an agreement in which the Partnership agreed to transfer to Kopin Corporation its rights to certain technologies and royalties. As a result of the above, the Partnership holds no technology or royalty positions with Kopin Corporation and therefore, no further royalties will be received by the Partnership from Kopin Corporation.

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

PruTech Research and Development Partnership III

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Michael S. Hasley                    Date: August 14, 1997
     ----------------------------------------
     Michael S. Hasley
     President for the Registrant

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: August 14, 1997
     ----------------------------------------
     Steven Carlino
     Vice President and Chief Accounting
     Officer for the Registrant