Form 10-Q
period 1997-09-30
PRUTECH RESEARCH & DEVELOPMENT PARTNERSHIP III
filed 1997-11-13
CIK 794357

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1997              1996
----------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                              $ 2,478,450      $ 2,342,441
Investments in equity securities                                         1,999,476       13,321,925
                                                                      -------------     ------------
Total assets                                                           $ 4,477,926      $15,664,366
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accrued management fee                                                 $    62,500      $   204,670
Accrued expenses and other liabilities                                      79,910           80,438
                                                                      -------------     ------------
Total liabilities                                                          142,410          285,108
                                                                      -------------     ------------
Contingencies
Partners' capital
Unitholders (40,934 units issued and outstanding)                        2,742,770        8,312,200
General partner                                                            312,491          931,316
Unrealized gain on investments in equity securities                      1,280,255        6,135,742
                                                                      -------------     ------------
Total partners' capital                                                  4,335,516       15,379,258
                                                                      -------------     ------------
Total liabilities and partners' capital                                $ 4,477,926      $15,664,366
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Nine months ended            Three months ended
                                                    September 30,                 September 30,
                                              -------------------------     -------------------------
                                                 1997           1996           1997           1996
-----------------------------------------------------------------------------------------------------
REVENUES
Gain on sale of investments in equity
  securities                                  $7,090,925     $3,621,513     $1,404,674     $       --
Interest and other income                         89,720         33,994         33,921          7,013
Royalty income                                        --        216,665             --             --
                                              ----------     ----------     ----------     ----------
                                               7,180,645      3,872,172      1,438,595          7,013
                                              ----------     ----------     ----------     ----------
EXPENSES
Management fee                                   471,840        614,010         62,500        204,670
Write-down of investments in equity
  securities                                     295,000             --             --             --
General and administrative                        94,449         77,381         41,799         26,430
                                              ----------     ----------     ----------     ----------
                                                 861,289        691,391        104,299        231,100
                                              ----------     ----------     ----------     ----------
Net income (loss)                             $6,319,356     $3,180,781     $1,334,296     $ (224,087)
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
ALLOCATION OF NET INCOME (LOSS)
Unitholders                                   $5,687,420     $2,862,703     $1,200,866     $ (201,678)
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
General partner                               $  631,936     $  318,078     $  133,430     $  (22,409)
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
Net income (loss) per unit                    $   138.94     $    69.93     $    29.34     $    (4.93)
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
-----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                          UNREALIZED
                                                            GENERAL         GAIN ON
                                          UNITHOLDERS       PARTNER       INVESTMENTS        TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1996      $8,312,200      $   931,316     $6,135,742      $15,379,258
Net income                                 5,687,420          631,936             --        6,319,356
Distributions                             (11,256,850)     (1,250,761)            --      (12,507,611)
Change in unrealized gain on
  investments in equity securities                --               --     (4,855,487 )     (4,855,487)
                                          -----------     -----------     -----------     -----------
Partners' capital--September 30, 1997     $2,742,770      $   312,491     $1,280,255      $ 4,335,516
                                          -----------     -----------     -----------     -----------
                                          -----------     -----------     -----------     -----------
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

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Nine months ended
                                                                               September 30,
                                                                        ----------------------------
                                                                            1997            1996
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest and other income received                                      $     89,720     $    33,994
Management fee paid                                                         (614,010)       (614,010)
General and administrative expenses paid                                     (94,977)        (79,870)
Royalty income received                                                           --         216,665
Cash received for other asset                                                     --         216,669
                                                                        ------------     -----------
Net cash used in operating activities                                       (619,267)       (226,552)
                                                                        ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investments in equity securities                13,321,537       3,660,056
Purchase of investments in equity securities                                 (58,650)             --
                                                                        ------------     -----------
Net cash provided by investing activities                                 13,262,887       3,660,056
                                                                        ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                                            (12,507,611)     (3,638,578)
                                                                        ------------     -----------
Net increase (decrease) in cash and cash equivalents                         136,009        (205,074)
Cash and cash equivalents at beginning of period                           2,342,441         480,692
                                                                        ------------     -----------
Cash and cash equivalents at end of period                              $  2,478,450     $   275,618
                                                                        ------------     -----------
                                                                        ------------     -----------
RECONCILIATION OF NET INCOME TO NET CASH
USED IN OPERATING ACTIVITIES
Net income                                                              $  6,319,356     $ 3,180,781
                                                                        ------------     -----------
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investments in equity securities                          (7,090,925)     (3,621,513)
Write-down of investments in equity securities                               295,000              --
Changes in:
   Accrued management fee                                                   (142,170)             --
   Accrued expenses and other liabilities                                       (528)         (2,489)
   Other asset                                                                    --         216,669
                                                                        ------------     -----------
Total adjustments                                                         (6,938,623)     (3,407,333)
                                                                        ------------     -----------
Net cash used in operating activities                                   $   (619,267)    $  (226,552)
                                                                        ------------     -----------
                                                                        ------------     -----------
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

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of PruTech Research and Development Partnership III (the 'Partnership') as of September 30, 1997, the results of its operations for the nine and three months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   Certain balances for prior periods have been reclassified to conform with the current financial statement presentation.

B. Investments

   Investments in marketable equity securities available-for-sale include the following:

                                   September 30, 1997                                        December 31, 1996
                 ------------------------------------------------------    ------------------------------------------------------
                                       Gross unrealized     Carrying                              Gross unrealized     Carrying
                 Shares   Cost basis        gains             value        Shares    Cost basis        gains            value
-----------------------------------------------------------------------    ------------------------------------------------------
Creative
  BioMolecules,
  Inc.-Common
  Stock          54,484    $178,296       $  407,407       $   585,703     509,382   $1,666,928     $  3,617,910     $  5,284,838
Kopin
  Corporation-
  Common Stock   45,116     337,470          767,879         1,105,349     537,333    4,019,255        2,361,582        6,380,837
Cell Genesys
  Corporation-
  Common Stock   39,165     203,455          104,969           308,424          --           --               --               --
Somatix Therapy
  Corporation-
  Common Stock       --          --               --                --     500,000    1,500,000          156,250        1,656,250
                          ----------   ----------------   -------------              ----------   ----------------   ------------
                           $719,221       $1,280,255       $ 1,999,476               $7,186,183     $  6,135,742     $ 13,321,925
                          ----------   ----------------   -------------              ----------   ----------------   ------------
                          ----------   ----------------   -------------              ----------   ----------------   ------------

   The gross unrealized gains would be allocated 90% to the Unitholders and 10% to R&D Funding Corp (the 'General Partner') if realized at September 30, 1997; however, there is no assurance that the Partnership would receive these amounts in the event of the sale of its position in these securities.

Creative BioMolecules, Inc.

   During the first quarter of 1997, the Partnership sold 441,898 shares of Creative BioMolecules, Inc. common stock with a cost basis of $1,446,000 resulting in a gain of $3,573,000, and the Partnership exercised its option to purchase 6,900 shares of Creative BioMolecules, Inc. common stock at an exercise price of $8.50 per share for a total cost of $59,000. During the third quarter of 1997, the Partnership sold 19,900 shares of Creative BioMolecules, Inc. common stock with a cost basis of $101,000 resulting in a gain of $89,000. Between October 1, 1997 and November 7, 1997, the Partnership sold 30,000 shares of Creative BioMolecules, Inc. common stock as discussed in Note E.

Kopin Corporation

   During the first quarter of 1997, the Partnership sold 173,189 shares of Kopin Corporation common stock with a cost basis of $1,295,000 resulting in a gain of $1,002,000. During the second quarter of 1997, the

Partnership sold 219,274 shares of Kopin Corporation common stock with a cost basis of $1,640,000 resulting in a gain of $1,208,000. During the third quarter of 1997, the Partnership sold 99,754 shares of Kopin Corporation common stock with a cost basis of $746,000 resulting in a gain of $1,230,000. Between October 1, 1997 and November 7, 1997, the Partnership sold 27,473 shares of Kopin Corporation common stock as discussed in Note E.

Somatix Therapy Corporation/Cell Genesys Corporation

   During the first quarter of 1997, the Partnership sold 205,000 shares of Somatix Therapy Corporation common stock with a cost basis of $615,000 resulting in a loss of $98,000. At March 31, 1997, the General Partner concluded that an impairment in value that was not temporary had occurred for the Partnership's equity investment in Somatix Therapy Corporation. As a result, the value of the Partnership's common stock was written down by $295,000. During the second quarter of 1997, the Partnership sold 6,000 shares of Somatix Therapy Corporation common stock with a cost basis of $12,000 resulting in no gain or loss to the Partnership.

   On June 2, 1997, Cell Genesys Corporation acquired Somatix Therapy Corporation. As a result, the Partnership received 111,265 shares of Cell Genesys Corporation common stock or 0.385 shares for each of its 289,000 shares of Somatix Therapy Corporation common stock.

   During the third quarter of 1997, the Partnership sold 72,100 shares of Cell Genesys Corporation common stock with a cost basis of $375,000 resulting in a gain of $86,000. Between October 1, 1997 and November 7, 1997, the Partnership sold 20,400 shares of Cell Genesys Corporation common stock as discussed in Note E.

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

                              Nine months ended       Three months ended
                                September 30,           September 30,
                            ---------------------    --------------------
                              1997         1996       1997         1996
-------------------------------------------------------------------------
Management fee              $471,840     $614,010    $62,500     $204,670
Printing                       9,735        8,957      3,150        3,032
                            --------     --------    -------     --------
                            $481,575     $622,967    $65,650     $207,702
                            --------     --------    -------     --------
                            --------     --------    -------     --------

   Effective July 1, 1997, the General Partner reduced its management fee to the greater of (a) $250,000 annually or (b) ten percent of the aggregate amount received from the Partnership's royalty position in a treatment for Alzheimer's disease with Forest Laboratories, Inc. after July 1, 1997 until the dissolution and liquidation of the Partnership, not to exceed the aggregate management fee payable under the terms of the Agreement of Limited Partnership ($818,680 per annum).

   Printing costs payable to an affiliate of the General Partner (which are included in accrued expenses and other liabilities) as of September 30, 1997 and December 31, 1996 were $6,851 and $4,943, respectively.

   Prudential Securities Incorporated, an affiliate of the General Partner, owned 724 units in the Partnership at September 30, 1997.

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

D. Contingencies

   On April 15, 1994, a multiparty petition captioned Mack et al. v. Prudential Securities Incorporated et al. (Cause No. 94-17695) was filed in the 80th Judicial District Court of Harris County, Texas, purportedly on behalf of investors in the Partnership against the Partnership, the General Partner, Prudential Securities Incorporated, The Prudential Insurance Company of America and a number of other defendants. The petition alleges common law fraud and fraud in the inducement and negligent misrepresentation in connection with the offering of the Partnership; negligence and breach of fiduciary duty in connection with the operation of the Partnership; civil conspiracy; and violations of the federal Securities Act of 1933 (sections 11 and 12), and of the Texas Securities and Deceptive Trade Practices statutes. The suit seeks, among other things, compensatory and punitive damages, costs and attorneys' fees.

   The General Partner, Prudential Securities Incorporated and the Partnership believe they have meritorious defenses to the complaint and are vigorously defending themselves in this action. The claims of most plaintiffs have been settled or dismissed. It is currently expected that the remaining claims will be resolved shortly. The Partnership has not contributed to any settlement or paid any costs of the litigation, nor is it anticipated that it will.

E. Subsequent Events

   Between October 1, 1997 and November 7, 1997, the Partnership sold 30,000, 27,473 and 20,400 shares of Creative BioMolecules, Inc. common stock, Kopin Corporation common stock, and Cell Genesys Corporation common stock for approximately $316,000, $646,000 and $189,000, respectively. These sales resulted in gains of approximately $217,000, $441,000 and $83,000, respectively.

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   As of September 30, 1997, the Partnership had approximately $2,478,000 of cash and cash equivalents which is an increase of approximately $136,000 as compared to December 31, 1996. The increase in cash and cash equivalents was primarily due to proceeds from the sales of certain investments in equity securities as further discussed below reduced by the payment of distributions and management fees.

   As of September 30, 1997, the Partnership had approximately $719,000 invested in equity securities with an aggregate market value which exceeded its cost. Certain of these investments are in development stage companies which are more speculative and higher in risk than other equity investments. Additionally, the realization of this market value is further impacted by market volume capacity. The amount to be distributed by the Partnership in future quarters will be based on the extent to which the market value of its investments can be realized and from the revenue stream from royalties and interest income. It is not expected that the Partnership's eventual total distributions will equal the Unitholders initial investments. The Partnership's royalty positions with Forest Laboratories, Inc. and Creative BioMolecules, Inc. did not generate royalty income for the Partnership during the nine months ended September 30, 1997 and 1996.

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

   During the third quarter of 1997, the Partnership sold 19,900 shares of Creative BioMolecules, Inc. common stock for $190,000, 99,754 shares of Kopin Corporation common stock for $1,976,000, and 72,100 shares of Cell Genesys Corporation common stock for $460,000.

   During August 1997, the Partnership made a $4,548,222 distribution, of which $4,093,400 ($100 per unit) was paid to the Unitholders, and the remainder to the General Partner.

   Between October 1, 1997 and November 7, 1997, the Partnership sold 30,000, 27,473, and 20,400 shares of Creative BioMolecules, Inc. common stock, Kopin Corporation common stock, and Cell Genesys Corporation common stock for approximately $316,000, $646,000, and $189,000, respectively.

Results of Operations

   The Partnership's net income increased by approximately $3,139,000 and $1,558,000 for the nine and three months ended September 30, 1997 as compared to the same periods in 1996. These increases were primarily due to larger gains on the sale of investments in equity securities and to a reduction in management fees in 1997 versus 1996, offset, in part, by a 1997 write-down of the Partnership's equity investment in Somatix Therapy Corporation and 1996 royalty income from Kopin Corporation as discussed below.

   During the nine months ended September 30, 1997, the Partnership recorded gains on the sale of common stock totalling approximately $7,091,000, including gains of $3,662,000 and $3,440,000 on the sale of common stock of Creative BioMolecules, Inc. and Kopin Corporation, respectively. These gains compared to a gain of approximately $3,622,000 on the sale of 75,000 shares of Forest Laboratories, Inc. common stock and 4,334 shares of Kopin Corporation common stock during the first quarter of 1996.

   Interest and other income increased by $56,000 and $27,000 for the nine and three month periods ended September 30, 1997, respectively, as compared to the same periods in 1996 due to higher amounts invested in short-term instruments funded from 1997 sales of securities.

   During the second quarter of 1996, the Partnership recorded $217,000 of royalty income as part of an agreement in which the Partnership agreed to transfer to Kopin Corporation its rights to certain technologies and royalties. As a result of the above, the Partnership holds no technology or royalty positions with Kopin Corporation and therefore, no further royalties will be received by the Partnership from Kopin Corporation.

   Management fees decreased by $142,000 for both the nine and three month periods ended September 30, 1997 as compared to the same periods in 1996. Effective July 1, 1997, the General Partner reduced its management fee to the greater of (a) $250,000 annually or (b) ten percent of the aggregate amount received from the Partnership's royalty position in a treatment for Alzheimer's disease with Forest Laboratories, Inc. after July 1, 1997 until the disolution and liquidation of the Partnership, not to exceed the aggregate management fee payable under the terms of the Agreement of Limited Partnership ($818,680 per annum).

   At March 31, 1997, the General Partner concluded that an impairment in value that was not temporary had occurred for the Partnership's equity investment in Somatix Therapy Corporation. As a result, the value of the Partnership's common stock was written down by $295,000.

   General and administrative expenses increased by $17,000 and $15,000 for the nine and three month periods ended September 30, 1997, respectively, as compared to the same periods in 1996. These increases were due primarily to professional and other costs incurred in 1997 in evaluating the orderly liquidation of the Partnership.

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

            (b) Reports on Form 8-K--Registrant's Current Report on Form 8-K
                dated September 17, 1997, as filed with the Securities and Exchange Commission on September 30, 1997, relating to Item 2 regarding the sale of 55,900 shares of Kopin Corporation common stock.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PruTech Research and Development Partnership III

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Michael S. Hasley                    Date: November 13, 1997
     ----------------------------------------
     Michael S. Hasley
     President for the Registrant

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: November 13, 1997
     ----------------------------------------
     Steven Carlino
     Vice President and Chief Accounting
     Officer for the Registrant