Form 10-K
period 1997-12-31
PRUTECH RESEARCH & DEVELOPMENT PARTNERSHIP III
filed 1998-03-30
CIK 794357

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-20081

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

California                                       77-0129484
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer
or organization)                                 Identification No.)

One Seaport Plaza, 28th Floor, New York, NY      10292
--------------------------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (212) 214-3500

Securities registered pursuant to Section 12(b) of the Act:

                                   None
-------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                                   Depositary Units
-------------------------------------------------------------------------------
                                   (Title of class)

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

   Registrant's Annual Report to Unitholders for the year ended December 31, 1997 is incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.

   Agreement of Limited Partnership, included as part of the Registration Statement on Form S-1 (File No. 33-6091) filed with the Securities and Exchange Commission on June 3, 1986 pursuant to Rule 424(b) of the Securities Act of 1933 and amended May 31, 1990, is incorporated by reference into Part IV of this Annual Report on Form 10-K.

                                   Index to exhibits can be found on page 7.

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................      2
Item  2    Properties.......................................................................      3
Item  3    Legal Proceedings................................................................      3
Item  4    Submission of Matters to a Vote of Unitholders...................................      3

PART II
Item  5    Market for the Registrant's Units and Related Unitholder Matters.................      3
Item  6    Selected Financial Data..........................................................      4
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................      4
Item  8    Financial Statements and Supplementary Data......................................      4
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................      4
PART III
Item 10    Directors and Executive Officers of the Registrant...............................      4
Item 11    Executive Compensation...........................................................      5
Item 12    Security Ownership of Certain Beneficial Owners and Management...................      6
Item 13    Certain Relationships and Related Transactions...................................      6

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K..................      7
           Financial Statements and Financial Statement Schedules...........................      7
           Exhibits.........................................................................      7
           Reports on Form 8-K..............................................................      7
SIGNATURES..................................................................................      8

                                       1

                                     PART I

Item 1. Business

   PruTech Research and Development Partnership III (the 'Registrant'), a California limited partnership, was formed on June 2, 1986 and will terminate on December 31, 2006 unless terminated sooner under the provisions of the Agreement of Limited Partnership, as amended (the 'Partnership Agreement'). The Registrant was formed to seek cash flow from the research and development of new technologies with potential commercial applications with proceeds raised from the initial sale of 40,934 depositary units ('Units'). The Registrant's general partner also contributed an amount equal to ten percent of the gross proceeds raised by the sale of Units. The Registrant's fiscal year for book and tax purposes ends on December 31.

   The Registrant entered into total commitments of $30.1 million for ten research and development projects in both publicly and privately held companies all of which have been fully funded. The Registrant also made equity investments in some of these companies. As of December 31, 1997, the Registrant held equity investments and/or royalty rights, which the general partner believes had value at December 31, 1997, relating to four companies. For more information regarding the Registrant's operations, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The Registrant's general partner was paid an annual management fee equal to two percent of the unitholders' original capital contributions through June 30, 1997. Effective July 1, 1997, the general partner reduced its management fee to the greater of (a) $250,000 annually or (b) ten percent of the aggregate amount received from the Registrant's royalty position in a treatment for Alzheimer's disease with Forest Laboratories, Inc. after July 1, 1997 until the dissolution and liquidation of the Registrant, not to exceed the aggregate management fee payable under the terms of the Partnership Agreement ($818,680 per annum).

   The Registrant is engaged solely in the business of research and development; therefore, presentation of industry segment information is not applicable.

   For the years ended December 31, 1997, 1996 and 1995, revenue from the following portfolio company investments exceeded fifteen percent of the Registrant's total revenue:

                                                      1997     1996     1995
                                                      ----     ----     ----
Kopin Corporation                                      49%      --%      --%
Creative BioMolecules, Inc.                            48       29       --
Forest Laboratories, Inc.                              --       66       63
Interleaf, Inc.                                        --       --       32

General Partner

   The general partner of the Registrant is R&D Funding Corp (the 'General Partner'), an affiliate of Prudential Securities Incorporated ('PSI'). Both the General Partner and PSI are wholly owned subsidiaries of Prudential Securities Group Inc. In its capacity as General Partner, R&D Funding Corp was responsible for locating, evaluating, negotiating and structuring the Registrant's research and development projects and continues to monitor these projects. R&D Funding Corp is also responsible for the management of and provides the administrative services necessary for the operation of the Registrant. The assignor limited partner is Prudential-Bache Investor Services Inc., an affiliate of the General Partner, who has assigned substantially all the rights attributable to its limited partnership interest to investors.

Competition

   The companies and products in which the Registrant holds equity investments and/or royalty rights face substantial competition in the markets for their products and technologies. There are no assurances that the Registrant's investments will not decline in value due to the development by others of technologically superior products or for other competitive reasons.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursuant to the Partnership Agreement. See Notes B and F to the financial statements in the Registrant's annual report to limited partners for the year ended December 31, 1997 ('Registrant's 1997 Annual Report') which is filed as an exhibit hereto.

Investment Portfolio Summary

   For a description of the companies in which the Registrant's investments or royalty rights were active during 1997, see page 2 of the Registrant's 1997 Annual Report which is filed as an exhibit hereto.

Item 2. Properties

   The Registrant does not own or lease any property.

Item 3. Legal Proceedings

   This information is incorporated by reference to Note G to the financial statements in the Registrant's 1997 Annual Report which is filed as an exhibit hereto.

Item 4. Submission of Matters to a Vote of Unitholders

   None

                                    PART II

Item 5. Market for the Registrant's Units and Related Unitholder Matters

   As of March 5, 1998, there were 3,033 holders of record owning 40,934 Units. A significant secondary market for the Units has not developed and it is not expected that one will develop in the future. There are also certain restrictions set forth in Article 8 of the Partnership Agreement limiting the ability of the Unitholders to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   The following per Unit cash distributions were paid to Unitholders during the following calendar quarters:

Quarter ended    1997        1996
-------------   -------     ------
March 31        $175.00     $80.00
June 30              --         --
September 30     100.00         --
December 31          --         --

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. During 1997, the Registrant paid distributions of $4,548,222, $3,411,167 and $4,548,222 of which $4,093,400 ($100 per unit),
$3,070,050 ($75 per unit) and $4,093,400 ($100 per unit), respectively, were paid to the Unitholders and the remainder to the General Partner. The sources of the distributions were proceeds from the sale of a portion of the Registrant's equity holdings in Creative BioMolecules, Inc., Kopin Corporation and Somatix Therapy Corporation/Cell Genesys Corporation. (Cell Genesys Corporation acquired Somatix Therapy Corporation in June 1997.) The Registrant paid a distribution of $3,638,578 during 1996 of which $3,274,720 ($80 per unit) was paid to the Unitholders and the remainder to the General Partner. The source for the 1996 distribution was the January 1996 sale of the Registrant's remaining 75,000 shares of Forest Laboratories, Inc. common stock for proceeds of approximately $3,600,000. The amount to be distributed by the Registrant in future quarters will be based on the extent to which the market value of its investments can be realized and from the revenue stream from royalties as well as interest income. It is not expected that the Registrant's eventual total distributions will equal the Unitholder's initial investments.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 3 through 12 of the Registrant's 1997 Annual Report which is filed as an exhibit hereto.

                                                   Year ended December 31,
                           ------------------------------------------------------------------------
                               1997           1996           1995           1994           1993
                           ------------   ------------   ------------   ------------   ------------
Royalty income             $        --    $   216,665    $        --    $    50,468    $    96,798
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Gain on sale of
  investments in equity
  securities               $ 7,888,065    $ 5,194,202    $ 8,998,197    $ 2,364,352    $   772,027
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Termination of royalty
  rights                   $        --    $        --    $ 2,241,783             --             --
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Total revenues             $ 8,023,958    $ 5,448,886    $11,311,651    $ 2,706,567    $ 1,019,176
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Write-off of investments
  in equity securities     $   295,000    $        --    $        --    $   500,000    $   505,904
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Net income (loss)          $ 7,056,240    $ 4,534,518    $10,308,841    $   805,584    $  (616,780)
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Net income (loss) per
  Unit                     $    155.14    $     99.70    $    226.66    $     17.71    $    (13.56)
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Notes payable              $        --    $        --    $        --    $ 1,622,223    $ 3,206,223
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Total assets               $ 4,221,385    $15,664,366    $19,879,840    $19,448,580    $35,635,145
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Total limited partner
  distributions            $11,256,850    $ 3,274,720    $ 7,122,516    $   347,939    $   --
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Limited partner
  distributions per Unit   $    275.00    $     80.00    $    174.00    $      8.50    $   --
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 13 and 14 of the Registrant's 1997 Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 3 through 12 of the Registrant's 1997 Annual Report which is filed as an exhibit hereto.

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

   The General Partner's directors and executive officers, and any persons holding more than 10% of the Registrant's Units ('Ten Percent Owners') are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors and Ten Percent Owners are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partner's directors and executive officers or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

   The directors and executive officers of R&D Funding Corp and their positions with regard to managing the Registrant are as follows:

  Name                          Position
Brian J. Martin                 President, Chief Executive Officer, Chairman of the
                                  Board of Directors and Director
Barbara J. Brooks               Vice President--Finance and Chief Financial Officer
Steven Carlino                  Vice President and Chief Accounting Officer
Frank W. Giordano               Director
Nathalie P. Maio                Director

BRIAN J. MARTIN, age 47, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of R&D Funding Corp. He is a Senior Vice President of PSI. Mr. Martin also serves in various capacities for other affiliated companies. Mr. Martin joined PSI in 1980. Mr. Martin is a member of the Pennsylvania Bar.

BARBARA J. BROOKS, age 49, is the Vice President-Finance and Chief Financial Officer of R&D Funding Corp. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

STEVEN CARLINO, age 34, is a Vice President of R&D Funding Corp. He is a First Vice President of PSI. Mr. Carlino also serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

FRANK W. GIORDANO, age 55, is a Director of R&D Funding Corp. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management, LLC, an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

NATHALIE P. MAIO, age 47, is a Director of R&D Funding Corp. She is a Senior Vice President and Deputy General Counsel of PSI and supervises nonlitigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.

   Effective May 2, 1997, Brian J. Martin replaced Thomas F. Lynch III as Chief Executive Officer, Chairman of the Board of Directors and as a Director of R&D Funding Corp. Additionally, Mr. Martin replaced Michael S. Hasley as President of R&D Funding Corp effective January 30, 1998.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 5, 1998, no director or executive officer of the General Partner owns directly or beneficially any interest in the voting securities of the General Partner.

   As of March 5, 1998, no director or executive officer of the General Partner owns directly or beneficially any of the Units issued by the Registrant.

   As of March 5, 1998, no Unitholder beneficially owns more than five percent of the Units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partner and its affiliates. There have been no direct financial transactions between the Registrant and the directors or officers of the General Partner.

   Reference is made to Notes B and F to the financial statements in the Registrant's 1997 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                               Page
                                                                                              Number
                                                                                             in Annual
                                                                                              Report
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)    1. Financial Statements and Report of Independent Accountants--incorporated by reference to the Registrant's 1997 Annual Report included as an exhibit hereto
          Reports of Independent Accountants:
          Report of Independent Accountants at December 31, 1997 and 1996 and for the
          years then ended                                                                       3
          Independent Auditors' Report for the year ended December 31, 1995                     3A
          Financial Statements:
          Statements of Financial Condition--December 31, 1997 and 1996                          4
          Statements of Operations--Three years ended December 31, 1997                          5
          Statements of Changes in Partners' Capital--Three years ended December 31, 1997        5
          Statements of Cash Flows--Three years ended December 31, 1997                          6
          Notes to Financial Statements                                                          8
       2. Financial Statement Schedules

          All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.
       3. Exhibits
          Description:
          Form of Agreement for Services (incorporated by reference to Exhibit 2.1 included with Registrant's Form S-1 Registration Statement (No. 33-6091) filed on June 3, 1986)
          PruTech Research and Development Partnership III Agreement of Limited
          Partnership (incorporated by reference to Exhibit 3.1 included with
          Registrant's Form S-1 Registration Statement (No. 33-6091) filed on June 3,
          1986)
          Escrow Agreement (incorporated by reference to Exhibit 10.1 included with
          Registrant's Form S-1 Registration Statement (No. 33-6091) filed on June 3,
          1986)
          First Amendment to the Agreement of Limited Partnership of PruTech Research and
          Development Partnership III (incorporated by reference to Exhibit 3 included with Registrant's Annual Report on Form 10-K for the year ended December 31,
          1991)
          Registrant's 1997 Annual Report (with the exception of the information and data incorporated by reference in Items 3, 7 and 8 of this Annual Report on Form
          10-K, no other information or data appearing in the Registrant's 1997 Annual
          Report is to be deemed filed as part of this report) (filed herewith)
          Letter dated June 28, 1996 from Deloitte & Touche LLP to the Securities and
          Exchange Commission regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Registrant's Current Report on Form 8-K dated
          June 25, 1996)
          Financial Data Schedule (filed herewith)
(b)       Reports on Form 8-K--
          None

                                       7

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PruTech Research and Development Partnership III

By: R&D Funding Corp
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: March 30, 1998
     ----------------------------------------
     Steven Carlino
     Vice President and Chief Accounting
     Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Brian J. Martin                      Date: March 30, 1998
     ----------------------------------------
     Brian J. Martin
     President, Chief Executive Officer,
     Chairman of the Board of Directors and
     Director

     By: /s/ Barbara J. Brooks                    Date: March 30, 1998
     ----------------------------------------
     Barbara J. Brooks
     Vice President--Finance and Chief
     Financial Officer

     By: /s/ Steven Carlino                       Date: March 30, 1998
     ----------------------------------------
     Steven Carlino
     Vice President

     By: /s/ Frank W. Giordano                    Date: March 30, 1998
     ----------------------------------------
     Frank W. Giordano
     Director

     By: /s/ Nathalie P. Maio                     Date: March 30, 1998
     ----------------------------------------
     Nathalie P. Maio
     Director
                                       8