Form 10-Q
period 1998-03-31
PRUTECH RESEARCH & DEVELOPMENT PARTNERSHIP III
filed 1998-05-14
CIK 794357

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


One Seaport Plaza, 28th Floor, New York, NY     10292
--------------------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (212) 214-3500

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (unaudited)

                                                                        March 31,       December 31,
                                                                          1998              1997
----------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                              $ 3,612,262       $3,668,595
Investments in equity securities                                           552,281          552,790
                                                                      -------------     ------------
Total assets                                                           $ 4,164,543       $4,221,385
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accrued expenses and other liabilities                                 $    71,594       $   84,357
Accrued management fee                                                      62,500           62,500
                                                                      -------------     ------------
Total liabilities                                                          134,094          146,857
                                                                      -------------     ------------
Contingencies
Partners' capital
Unitholders (40,934 units issued and outstanding)                        3,366,753        3,405,966
General partner                                                            381,822          386,179
Accumulated other comprehensive income                                     281,874          282,383
                                                                      -------------     ------------
Total partners' capital                                                  4,030,449        4,074,528
                                                                      -------------     ------------
Total liabilities and partners' capital                                $ 4,164,543       $4,221,385
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                Three months ended
                                                                                    March 31,
                                                                             ------------------------
                                                                               1998           1997
-----------------------------------------------------------------------------------------------------
REVENUES
Interest and other income                                                    $  45,161     $   15,857
Gain on sale of investments in equity
  securities                                                                        --      4,478,268
                                                                             ---------     ----------
                                                                                45,161      4,494,125
                                                                             ---------     ----------
EXPENSES
Management fee                                                                  62,500        204,670
General and administrative                                                      26,231         27,151
Write-down of investments in equity
  securities                                                                        --        295,000
                                                                             ---------     ----------
                                                                                88,731        526,821
                                                                             ---------     ----------
Net income (loss)                                                            $ (43,570)    $3,967,304
                                                                             ---------     ----------
                                                                             ---------     ----------
ALLOCATION OF NET INCOME (LOSS)
Unitholders                                                                  $ (39,213)    $3,570,574
                                                                             ---------     ----------
                                                                             ---------     ----------
General partner                                                              $  (4,357)    $  396,730
                                                                             ---------     ----------
                                                                             ---------     ----------
Net income (loss) per unit                                                   $    (.96)    $    87.23
                                                                             ---------     ----------
                                                                             ---------     ----------
-----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (unaudited)

                                                                      ACCUMULATED
                                                      GENERAL     OTHER COMPREHENSIVE
                                       UNITHOLDERS    PARTNER        INCOME (LOSS)         TOTAL
---------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1997   $3,405,966     $386,179         $ 282,383         $4,074,528
Comprehensive loss:
  Net loss                                (39,213 )     (4,357)                             (43,570)
  Unrealized losses on investments
  in equity securities                                                      (509)              (509)
                                                                                         ----------
  Comprehensive loss                                                                        (44,079)
                                       -----------    --------    -------------------    ----------
Partners' capital--March 31, 1998      $3,366,753     $381,822         $ 281,874         $4,030,449
                                       -----------    --------    -------------------    ----------
                                       -----------    --------    -------------------    ----------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                             Three months ended
                                                                                 March 31,
                                                                         --------------------------
                                                                            1998           1997
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest and other income received                                       $   45,161     $    15,857
Management fee paid                                                         (62,500)       (204,670)
General and administrative expenses paid                                    (38,994)        (18,754)
                                                                         ----------     -----------
Net cash used in operating activities                                       (56,333)       (207,567)
                                                                         ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investments in equity securities                       --       7,834,811
Purchase of investments in equity securities                                     --         (58,650)
                                                                         ----------     -----------
Net cash provided by investing activities                                        --       7,776,161
                                                                         ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                                                    --      (7,959,389)
                                                                         ----------     -----------
Net decrease in cash and cash equivalents                                   (56,333)       (390,795)
Cash and cash equivalents at beginning of period                          3,668,595       2,342,441
                                                                         ----------     -----------
Cash and cash equivalents at end of period                               $3,612,262     $ 1,951,646
                                                                         ----------     -----------
                                                                         ----------     -----------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
USED IN OPERATING ACTIVITIES
Net income (loss)                                                        $  (43,570)    $ 3,967,304
                                                                         ----------     -----------
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in accrued expenses and other liabilities                           (12,763)          8,397
Gain on sale of investments in equity securities                                 --      (4,478,268)
Write-down of investments in equity securities                                   --         295,000
                                                                         ----------     -----------
Total adjustments                                                           (12,763)     (4,174,871)
                                                                         ----------     -----------
Net cash used in operating activities                                    $  (56,333)    $  (207,567)
                                                                         ----------     -----------
                                                                         ----------     -----------
---------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
1997
At March 31, 1997, the General Partner concluded that an impairment in value that was not temporary had occurred for the Partnership's equity investment in Somatix Therapy Corporation. As a result, the value of the Partnership's 295,000 shares of common stock was written down by $295,000.
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of PruTech Research and Development Partnership III (the 'Partnership') as of March 31, 1998 and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

   Certain balances from the prior year have been reclassified to conform with the current financial statement presentation.

   Effective January 1, 1998, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, 'Reporting Comprehensive Income.' This Statement establishes standards for reporting and display of comprehensive income and its components within financial statements. Comprehensive income includes net income as well as certain revenues, expenses, gains, and losses that are excluded from net income under generally accepted accounting principles ('other comprehensive income'). During the three months ended March 31, 1998, the Partnership's only source of other comprehensive income is an unrealized holding loss on its investments in marketable equity securities which is included in the statement of changes in partners' capital. The adoption of SFAS No. 130 has had no impact on earnings or total partners' capital.

B. Royalties

   At March 31, 1998 and December 31, 1997, the Partnership retains certain royalty rights with Forest Laboratories, Inc. and Creative BioMolecules, Inc. whose carrying values for financial reporting purposes are zero. The royalty rights with Forest Laboratories, Inc. ('Forest') relate to Synapton, a drug developed by Forest for the treatment of Alzheimer's disease. Forest filed a new drug application with the Food and Drug Administration, seeking approval of Synapton, on November 18, 1997. The Partnership's royalty rights with Forest and Creative BioMolecules, Inc. will expire in December 1999.

C. Investments

   Investments in marketable equity securities available-for-sale include the following:

                                     March 31, 1998                                          December 31, 1997
                 ------------------------------------------------------    ------------------------------------------------------
                                       Gross unrealized     Carrying                              Gross unrealized     Carrying
                 Shares   Cost basis        gains             value        Shares    Cost basis        gains            value
-----------------------------------------------------------------------    -------------------------------------------
Creative
  BioMolecules,
  Inc.-Common
  Stock          24,484    $ 80,124        $121,869         $ 201,993       24,484    $ 80,124        $100,446         $180,570
Kopin
  Corporation-
  Common Stock   13,310      99,556         135,026           234,582       13,310      99,556         124,212          223,768
Cell Genesys
  Corporation-
  Common Stock   17,465      90,727          24,979           115,706       17,465      90,727          57,725          148,452
                          ----------   ----------------   -------------              ----------   ----------------   ------------
                           $270,407        $281,874         $ 552,281                 $270,407        $282,383         $552,790
                          ----------   ----------------   -------------              ----------   ----------------   ------------
                          ----------   ----------------   -------------              ----------   ----------------   ------------

   The gross unrealized gains would be allocated 90% to the Unitholders and 10% to R&D Funding Corp (the 'General Partner') if realized at March 31, 1998; however, there is no assurance that the Partnership would receive these amounts in the event of the sale of its position in these securities.

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

                                                     Three months ended
                                                         March 31,
                                                    --------------------
                                                     1998         1997
------------------------------------------------------------------------
Management fee                                      $62,500     $204,670
Printing                                              3,182        2,833
                                                    -------     --------
                                                    $65,682     $207,503
                                                    -------     --------
                                                    -------     --------

   Printing costs payable to an affiliate of the General Partner (which are included in accrued expenses and other liabilities) as of March 31, 1998 and December 31, 1997 were $8,710 and $7,788, respectively.

   Prudential Securities Incorporated ('PSI'), an affiliate of the General Partner, owned 724 units in the Partnership at March 31, 1998.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of the General Partner, for investment of its available cash in short-term instruments pursuant to the guidelines established by the Partnership Agreement.

   The Partnership engaged in research and development co-investment projects with PruTech Research and Development Partnership which was dissolved and liquidated in December 1996, PruTech Research and Development Partnership II and PruTech Project Development Partnership (collectively, the 'PruTech R&D Partnerships'), for which R&D Funding Corp serves as the general partner. The allocation of the co-investment projects' profits or losses among the PruTech R&D Partnerships is consistent with the costs incurred to fund the research and development projects.

E. Contingencies

   On April 15, 1994, a multiparty petition captioned Mack et al. v. Prudential Securities Incorporated et al. (Cause No. 94-17695) was filed in the 80th Judicial District Court of Harris County, Texas, purportedly on behalf of investors in the Partnership against the Partnership, the General Partner, PSI, The Prudential Insurance Company of America and a number of other defendants. The petition alleges common law fraud and fraud in the inducement and negligent misrepresentation in connection with the offering of the Partnership; negligence and breach of fiduciary duty in connection with the operation of the Partnership; civil conspiracy; and violations of the federal Securities Act of 1933 (sections 11 and 12) and of the Texas Securities and Deceptive Trade Practices statutes. The suit seeks, among other things, compensatory and punitive damages, costs and attorneys' fees.

   The General Partner, PSI and the Partnership believe they have meritorious defenses to the complaint and are vigorously defending themselves in this action. The claims of most plaintiffs have been settled or dismissed. It is currently expected that the remaining claims will be resolved shortly. The Partnership has not contributed to any settlement or paid any costs of the litigation, nor is it anticipated that it will.

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   As of March 31, 1998, the Partnership had approximately $3,612,000 of cash and cash equivalents which is a decrease of approximately $56,000 as compared to December 31, 1997. The decrease in cash and cash equivalents was primarily due to the payment of management fees and general and administrative expenses offset, in part, by interest received on the Partnership's cash and cash equivalents.

   As of March 31, 1998, the Partnership had approximately $270,000 invested in equity securities with an aggregate market value which exceeded its cost. Certain of these investments are in development stage companies which are more speculative and higher in risk than other equity investments. Additionally, the realization of this market value is further impacted by market volume capacity.

   The Partnership's royalty positions with Forest Laboratories, Inc. ('Forest') and Creative BioMolecules, Inc. did not generate income for the Partnership during the three months ended March 31, 1998 and 1997.

   The amount to be distributed by the Partnership in future quarters will be based on the extent to which the market value of its investments can be realized and from the revenue stream from royalties and interest income. It is not expected that the Partnership's eventual total distributions will equal the Unitholders initial investments.

Results of Operations

   The Partnership recognized a net loss of approximately $44,000 for the three months ended March 31, 1998 as compared to net income of approximately $3,967,000 during the same period in 1997. This fluctuation of approximately $4,011,000 was primarily due to gains recognized during the first quarter of 1997 on the sale of investments in equity securities (no sales of investments in equity securities were made in the comparable period in 1998) offset, in part, by higher management fees during the first quarter of 1997 versus 1998 and a 1997 write-down of an investment in an equity security as discussed below.

   Interest and other income increased by approximately $29,000 during the three months ended March 31, 1998 as compared to the corresponding period in 1997. The increase reflects a higher level of Partnership investments in short-term instruments during the first quarter of 1998 than in the comparable 1997 period. During the 1997 period, Partnership funds varied with the timing of sales of investments in equity securities and distributions made to Unitholders.

   During the first quarter of 1998, there were no sales of investments in equity securities. During the first quarter of 1997, gains totalling approximately $4,478,000 were recorded on the sale of common stock of Creative BioMolecules, Inc., Kopin Corporation and Somatix Therapy Corporation.

   Management fees decreased by approximately $142,000 during the three months ended March 31, 1998 as compared to the corresponding period in 1997. Effective July 1, 1997, the General Partner reduced its management fee to the greater of
(a) $250,000 annually or (b) ten percent of the aggregate amount received from the Partnership's royalty position in a treatment for Alzheimer's disease with Forest after July 1, 1997 until the dissolution and liquidation of the Partnership, not to exceed the aggregate management fee payable under the terms of the Agreement of Limited Partnership, as amended ($818,680 per annum.)

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

            (b) Reports on Form 8-K--

                No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PruTech Research and Development Partnership III

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Brian J. Martin                      Date: May 14, 1998
     ----------------------------------------
     Brian J. Martin
     President, Chief Executive Officer,
     Chairman of the Board of Directors and
     Director for the Registrant

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: May 14, 1998
     ----------------------------------------
     Steven Carlino
     Vice President and Chief Accounting
     Officer for the Registrant