Form 10-Q
period 1998-06-30
PRUTECH RESEARCH & DEVELOPMENT PARTNERSHIP III
filed 1998-08-14
CIK 794357

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (unaudited)

                                                                        June 30,        December 31,
                                                                          1998              1997
----------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                              $ 1,282,700       $3,668,595
Investments in equity securities                                           117,830          552,790
                                                                      -------------     ------------
Total assets                                                           $ 1,400,530       $4,221,385
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accrued expenses and other liabilities                                 $    74,619       $   84,357
Accrued management fee                                                      62,500           62,500
                                                                      -------------     ------------
Total liabilities                                                          137,119          146,857
                                                                      -------------     ------------
Contingencies
Partners' capital
Unitholders (40,934 units issued and outstanding)                        1,096,170        3,405,966
General partner                                                            129,535          386,179
Accumulated other comprehensive income                                      37,706          282,383
                                                                      -------------     ------------
Total partners' capital                                                  1,263,411        4,074,528
                                                                      -------------     ------------
Total liabilities and partners' capital                                $ 1,400,530       $4,221,385
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                    Six months ended           Three months ended
                                                        June 30,                    June 30,
                                                 -----------------------     -----------------------
                                                   1998          1997          1998          1997
----------------------------------------------------------------------------------------------------
REVENUES
Gain on sale of investments in equity
  securities                                     $246,504     $5,686,251     $246,504     $1,207,983
Interest income                                    84,424         55,799       39,263         39,942
                                                 --------     ----------     --------     ----------
                                                  330,928      5,742,050      285,767      1,247,925
                                                 --------     ----------     --------     ----------
EXPENSES
Management fee                                    125,000        409,340       62,500        204,670
General and administrative                         43,435         52,650       17,204         25,499
Write-down of investments in equity
  securities                                        --           295,000        --                --
                                                 --------     ----------     --------     ----------
                                                  168,435        756,990       79,704        230,169
                                                 --------     ----------     --------     ----------
Net income                                       $162,493     $4,985,060     $206,063     $1,017,756
                                                 --------     ----------     --------     ----------
                                                 --------     ----------     --------     ----------
ALLOCATION OF NET INCOME
Unitholders                                      $146,244     $4,486,554     $185,457     $  915,980
                                                 --------     ----------     --------     ----------
                                                 --------     ----------     --------     ----------
General partner                                  $ 16,249     $  498,506     $ 20,606     $  101,776
                                                 --------     ----------     --------     ----------
                                                 --------     ----------     --------     ----------
Net income per unit                              $   3.57     $   109.60     $   4.53     $    22.38
                                                 --------     ----------     --------     ----------
                                                 --------     ----------     --------     ----------
----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (unaudited)

                                                                      ACCUMULATED
                                                      GENERAL     OTHER COMPREHENSIVE
                                      UNITHOLDERS     PARTNER        INCOME (LOSS)         TOTAL
---------------------------------------------------------------------------------------------------
Partners' capital--December 31,
  1997                                $3,405,966     $ 386,179         $ 282,383         $4,074,528
Comprehensive loss:
  Net income                             146,244        16,249                              162,493
  Net unrealized losses on invest-
  ments in equity securities                                            (244,677)          (244,677)
                                                                                         ----------
  Comprehensive loss                                                                        (82,184)
                                                                                         ----------
Distribution                          (2,456,040 )    (272,893)                          (2,728,933)
                                      -----------    ---------    -------------------    ----------
Partners' capital--June 30, 1998      $1,096,170     $ 129,535         $  37,706         $1,263,411
                                      -----------    ---------    -------------------    ----------
                                      -----------    ---------    -------------------    ----------
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

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                              Six months ended
                                                                                  June 30,
                                                                         ---------------------------
                                                                            1998            1997
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest income received                                                 $    84,424     $    55,799
Management fee paid                                                         (125,000)       (409,340)
General and administrative expenses paid                                     (53,173)        (88,359)
                                                                         -----------     -----------
Net cash used in operating activities                                        (93,749)       (441,900)
                                                                         -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investments in equity securities                   436,787      10,694,971
Purchase of investments in equity securities                                 --              (58,650)
                                                                         -----------     -----------
Net cash provided by investing activities                                    436,787      10,636,321
                                                                         -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                                             (2,728,933)     (7,959,389)
                                                                         -----------     -----------
Net decrease in cash and cash equivalents                                 (2,385,895)      2,235,032
Cash and cash equivalents at beginning of period                           3,668,595       2,342,441
                                                                         -----------     -----------
Cash and cash equivalents at end of period                               $ 1,282,700     $ 4,577,473
                                                                         -----------     -----------
                                                                         -----------     -----------
RECONCILIATION OF NET INCOME TO NET CASH
USED IN OPERATING ACTIVITIES
Net income                                                               $   162,493     $ 4,985,060
                                                                         -----------     -----------
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investments in equity securities                            (246,504)     (5,686,251)
Changes in accrued expenses and other liabilities                             (9,738)        (35,709)
Write-down of investments in equity securities                               --              295,000
                                                                         -----------     -----------
Total adjustments                                                           (256,242)     (5,426,960)
                                                                         -----------     -----------
Net cash used in operating activities                                    $   (93,749)    $  (441,900)
                                                                         -----------     -----------
                                                                         -----------     -----------
----------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
1997
  At March 31, 1997, the General Partner concluded that an impairment in value that was not temporary had occurred for the Partnership's equity investment in Somatix Therapy Corporation. As a result, the value of the Partnership's 295,000 shares of common stock was written down by $295,000.
  On June 2, 1997, Cell Genesys Corporation acquired Somatix Therapy Corporation. As a result, the
Partnership received 111,265 shares of Cell Genesys Corporation common stock or 0.385 shares for each of its 289,000 shares of Somatix Therapy Corporation common stock.
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of PruTech Research and Development Partnership III (the 'Partnership') as of June 30, 1998, the results of its operations for the six and three months ended June 30, 1998 and 1997 and its cash flow for the six months ended June 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   Effective January 1, 1998, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, 'Reporting Comprehensive Income.' This Statement establishes standards for reporting and display of comprehensive income and its components within financial statements. Comprehensive income includes net income as well as certain revenues, expenses, gains and losses that are excluded from net income under generally accepted accounting principles ('other comprehensive income'). During the six months ended June 30, 1998, the Partnership's only source of other comprehensive income is an unrealized holding loss, net of a reclassification adjustment, on its investments in marketable equity securities, which is included in the statement of changes in partners' capital and is more fully described in Note C. The adoption of SFAS No. 130 has had no impact on earnings or total partners' capital.

B. Royalties

   At June 30, 1998 and December 31, 1997, the Partnership retains certain royalty rights with Forest Laboratories, Inc. ('Forest') and Creative BioMolecules, Inc. whose carrying values for financial reporting purposes are zero. The royalty rights with Forest relate to Synapton, a drug developed by Forest for the treatment of Alzheimer's disease. Forest filed a new drug application with the Food and Drug Administration, seeking approval of Synapton, on November 18, 1997. The Partnership's royalty rights with Forest and Creative BioMolecules, Inc. will expire in December 1999.

C. Investments

   Investments in marketable equity securities available-for-sale include the following:

                                     June 30, 1998                                           December 31, 1997
                 ------------------------------------------------------    ------------------------------------------------------
                                       Gross unrealized     Carrying                              Gross unrealized     Carrying
                 Shares   Cost basis         gain             value        Shares    Cost basis        gains            value
-----------------------------------------------------------------------    -------------------------------------------
Creative
  BioMolecules,
  Inc.-Common
  Stock          24,484    $ 80,124        $ 37,706         $ 117,830       24,484    $ 80,124        $100,446         $180,570
Kopin
  Corporation-
  Common Stock     --        --             --                --            13,310      99,556         124,212          223,768
Cell Genesys
  Corporation-
  Common Stock     --        --             --                --            17,465      90,727          57,725          148,452
                          ----------   ----------------   -------------              ----------   ----------------   ------------
                           $ 80,124        $ 37,706         $ 117,830                 $270,407        $282,383         $552,790
                          ----------   ----------------   -------------              ----------   ----------------   ------------
                          ----------   ----------------   -------------              ----------   ----------------   ------------

   If upon the sale of the Partnership's investments, the gross unrealized gain were to be realized, such gain would be allocated 90% to the Unitholders and 10% to R&D Funding Corp (the 'General Partner');

however, there is no assurance that the Partnership would receive such amount in the event of the sale of its remaining equity position.

   During the second quarter of 1998, the Partnership sold 13,310 shares of Kopin Corporation common stock and 17,465 shares of Cell Genesys Corporation common stock for proceeds of approximately $286,000 and $151,000 resulting in gains of approximately $186,000 and $60,000, respectively. These sales liquidated the Partnerships' remaining holdings of Kopin Corporation common stock and Cell Genesys Corporation common stock.

   The Partnership's net unrealized losses on investments in equity securities of $244,677 for the six months ended June 30, 1998 are comprised as follows:

Unrealized holding gains                                  $   1,827
Less: reclassification adjustment for realized gains
included in net income                                     (246,504)
                                                          ---------
Net unrealized losses on investments in equity
securities                                                $(244,677)
                                                          ---------
                                                          ---------

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

                              Six months ended        Three months ended
                                  June 30,                 June 30,
                            ---------------------    --------------------
                              1998         1997       1998         1997
-------------------------------------------------------------------------
Management fee              $125,000     $409,340    $62,500     $204,670
Printing                       4,880        6,585      1,698        3,752
                            --------     --------    -------     --------
                            $129,880     $415,925    $64,198     $208,422
                            --------     --------    -------     --------
                            --------     --------    -------     --------

   Printing costs payable to an affiliate of the General Partner (which are included in accrued expenses and other liabilities) as of June 30, 1998 and December 31, 1997 were $4,749 and $7,788, respectively.

   Prudential Securities Incorporated ('PSI'), an affiliate of the General Partner, owned 724 units in the Partnership at June 30, 1998.

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

Liquidity and Capital Resources

   As of June 30, 1998, the Partnership had approximately $1,283,000 of cash and cash equivalents, which is a decrease of approximately $2,386,000 as compared to December 31, 1997. The decrease in cash and cash equivalents was primarily due to distributions made in excess of proceeds from the sales of certain investments in equity securities as further discussed below.

   As of June 30, 1998, the Partnership had approximately $80,000 invested in the common stock of Creative BioMolecules, Inc. ('Creative') with an aggregate market value of approximately $118,000. This investment is a speculative and high risk equity investment. Additionally, the realization of the market value of Creative common stock is further impacted by market volume capacity.

   The Partnership's royalty positions with Forest and Creative did not generate income for the Partnership during the six months ended June 30, 1998 and 1997.

   The amount to be distributed by the Partnership in future quarters will be based on the extent to which the market value of its investment can be realized and from the revenue stream from royalties and interest income. It is not expected that the Partnership's eventual total distributions will equal the Unitholders initial investments.

   During May 1998, the Partnership made a $2,728,933 distribution. Unitholders received 90% of the total or $2,456,040 ($60 per unit) on this distribution and the General Partner received the 10% remainder.

   During the second quarter of 1998, the Partnership sold its remaining 13,310 shares of Kopin Corporation common stock for approximately $286,000 and its remaining 17,465 shares of Cell Genesys Corporation common stock for approximately $151,000.

Results of Operations

   The Partnership's net income decreased by approximately $4,823,000 and $812,000 for the six and three months ended June 30, 1998 as compared to the same periods in 1997. These decreases were primarily due to larger gains on the sale of investments in equity securities recorded in 1997 versus 1998, offset, in part, by a first quarter 1997 write-down of the Partnership's equity investment in Somatix Therapy Corporation and higher management fees in 1997 versus 1998 as discussed below.

   During the six months ended June 30, 1998, gains totalling approximately $247,000 were recorded on the sale of common stock of Kopin Corporation and Cell Genesys Corporation as discussed in Liquidity and Capital Resources above as compared to gains of approximately $5,686,000 recorded on 1997 sales of 441,898 shares of Creative common stock, 392,463 shares of Kopin Corporation common stock and 211,000 shares of Somatix Therapy Corporation common stock.

   Interest income increased by approximately $29,000 during the six months ended June 30, 1998, but decreased by approximately $1,000 during the three months ended June 30, 1998 as compared to the same periods in 1997. During the 1998 and 1997 periods, Partnership funds invested in short-term instruments varied with the timing of sales of investments in equity securities and distributions made to Unitholders causing the fluctuations in interest income during the respective periods.

   Management fees decreased by approximately $284,000 and $142,000 during the six and three months ended June 30, 1998 as compared to the corresponding periods in 1997. Effective July 1, 1997, the General Partner reduced its management fee to the greater of (a) $250,000 annually or (b) ten percent of the aggregate amount received from the Partnership's royalty position in a treatment for Alzheimer's disease with Forest after July 1, 1997 until the dissolution and liquidation of the Partnership, not to exceed the aggregate management fee payable under the terms of the Agreement of Limited Partnership, as amended ($818,680 per annum.)

   General and administrative expenses decreased by approximately $9,000 and $8,000 for the six and three months ended June 30, 1998 as compared to the same periods in 1997. These decreases reflect lower costs incurred in monitoring the Partnership's investments.

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

PruTech Research and Development Partnership III

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Brian J. Martin                      Date: August 14, 1998
     ----------------------------------------
     Brian J. Martin
     President, Chief Executive Officer,
     Chairman of the Board of Directors and
     Director for the Registrant

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: August 14, 1998
     ----------------------------------------
     Steven Carlino
     Vice President and Chief Accounting
     Officer for the Registrant