Form 10-Q
period 1998-09-30
PRUTECH RESEARCH & DEVELOPMENT PARTNERSHIP III
filed 1998-11-13
CIK 794357

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (unaudited)

                                                                      September 30,     December 31,
                                                                          1998              1997
----------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                              $ 1,218,094       $3,668,595
Investments in equity securities                                            73,452          552,790
                                                                      -------------     ------------
Total assets                                                           $ 1,291,546       $4,221,385
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accrued expenses and other liabilities                                 $    76,866       $   84,357
Accrued management fee                                                      62,500           62,500
                                                                      -------------     ------------
Total liabilities                                                          139,366          146,857
                                                                      -------------     ------------
Contingencies
Partners' capital
Unitholders (40,934 units issued and outstanding)                        1,036,002        3,405,966
General partner                                                            122,850          386,179
Accumulated other comprehensive (loss) income                               (6,672)         282,383
                                                                      -------------     ------------
Total partners' capital                                                  1,152,180        4,074,528
                                                                      -------------     ------------
Total liabilities and partners' capital                                $ 1,291,546       $4,221,385
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                    Nine months ended          Three months ended
                                                      September 30,               September 30,
                                                 -----------------------     -----------------------
                                                   1998          1997          1998          1997
----------------------------------------------------------------------------------------------------
REVENUES
Gain on sale of investments in equity
  securities                                     $246,504     $7,090,925     $     --     $1,404,674
Interest income                                   100,815         89,720       16,391         33,921
                                                 --------     ----------     --------     ----------
                                                  347,319      7,180,645       16,391      1,438,595
                                                 --------     ----------     --------     ----------
EXPENSES
Management fee                                    187,500        471,840       62,500         62,500
General and administrative                         64,179         94,449       20,744         41,799
Write-down of investments in equity
  securities                                           --        295,000           --             --
                                                 --------     ----------     --------     ----------
                                                  251,679        861,289       83,244        104,299
                                                 --------     ----------     --------     ----------
Net income (loss)                                $ 95,640     $6,319,356     $(66,853)    $1,334,296
                                                 --------     ----------     --------     ----------
                                                 --------     ----------     --------     ----------
ALLOCATION OF NET INCOME (LOSS)
Unitholders                                      $ 86,076     $5,687,420     $(60,168)    $1,200,866
                                                 --------     ----------     --------     ----------
                                                 --------     ----------     --------     ----------
General partner                                  $  9,564     $  631,936     $ (6,685)    $  133,430
                                                 --------     ----------     --------     ----------
                                                 --------     ----------     --------     ----------
Net income (loss) per unit                       $   2.10     $   138.94     $  (1.47)    $    29.34
                                                 --------     ----------     --------     ----------
                                                 --------     ----------     --------     ----------
----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (unaudited)

                                                                        ACCUMULATED
                                                        GENERAL     OTHER COMPREHENSIVE
                                        UNITHOLDERS     PARTNER        INCOME (LOSS)         TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1997    $3,405,966     $ 386,179         $ 282,383         $4,074,528
Comprehensive loss:
  Net income                                86,076         9,564                               95,640
  Net unrealized losses on
  investments in equity securities                                        (289,055)          (289,055)
                                                                                           ----------
  Comprehensive loss                                                                         (193,415)
                                                                                           ----------
Distribution                            (2,456,040 )    (272,893)                          (2,728,933)
                                        -----------    ---------    -------------------    ----------
Partners' capital--September 30, 1998   $1,036,002     $ 122,850         $  (6,672)        $1,152,180
                                        -----------    ---------    -------------------    ----------
                                        -----------    ---------    -------------------    ----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                             Nine months ended
                                                                               September 30,
                                                                        ----------------------------
                                                                           1998             1997
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest income received                                                $   100,815     $     89,720
Management fee paid                                                        (187,500)        (614,010)
General and administrative expenses paid                                    (71,670)         (94,977)
                                                                        -----------     ------------
Net cash used in operating activities                                      (158,355)        (619,267)
                                                                        -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investments in equity securities                  436,787       13,321,537
Purchase of investments in equity securities                                     --          (58,650)
                                                                        -----------     ------------
Net cash provided by investing activities                                   436,787       13,262,887
                                                                        -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                                            (2,728,933)     (12,507,611)
                                                                        -----------     ------------
Net (decrease) increase in cash and cash equivalents                     (2,450,501)         136,009
Cash and cash equivalents at beginning of period                          3,668,595        2,342,441
                                                                        -----------     ------------
Cash and cash equivalents at end of period                              $ 1,218,094     $  2,478,450
                                                                        -----------     ------------
                                                                        -----------     ------------
RECONCILIATION OF NET INCOME TO NET CASH
USED IN OPERATING ACTIVITIES
Net income                                                              $    95,640     $  6,319,356
                                                                        -----------     ------------
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investments in equity securities                           (246,504)      (7,090,925)
Changes in accrued expenses and other liabilities                            (7,491)            (528)
Changes in accrued management fee                                                --         (142,170)
Write-down of investments in equity securities                                   --          295,000
                                                                        -----------     ------------
Total adjustments                                                          (253,995)      (6,938,623)
                                                                        -----------     ------------
Net cash used in operating activities                                   $  (158,355)    $   (619,267)
                                                                        -----------     ------------
                                                                        -----------     ------------
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

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of PruTech Research and Development Partnership III (the 'Partnership') as of September 30, 1998, the results of its operations for the nine and three months ended September 30, 1998 and 1997 and its cash flow for the nine months ended September 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   Effective January 1, 1998, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, 'Reporting Comprehensive Income.' This Statement establishes standards for reporting and display of comprehensive income and its components within financial statements. Comprehensive income includes net income as well as certain revenues, expenses, gains and losses that are excluded from net income under generally accepted accounting principles ('other comprehensive income'). During the nine months ended September 30, 1998, the Partnership's only source of other comprehensive income is an unrealized holding loss, net of a reclassification adjustment, on its investments in marketable equity securities, which is included in the statement of changes in partners' capital and is more fully described in Note C. The adoption of SFAS No. 130 has had no impact on earnings or total partners' capital.

B. Royalties

   At September 30, 1998 and December 31, 1997, the Partnership retains certain royalty rights with Forest Laboratories, Inc. ('Forest') and Creative BioMolecules, Inc. whose carrying values for financial reporting purposes are zero. The royalty rights with Forest relate to Synapton, a drug developed by Forest for the treatment of Alzheimer's disease. Forest filed a new drug application with the Food and Drug Administration, seeking approval of Synapton, on November 18, 1997. The Partnership's royalty rights with Forest and Creative BioMolecules, Inc. will expire in December 1999.

C. Investments

   Investments in marketable equity securities available-for-sale include the following:

                                   September 30, 1998                                        December 31, 1997
                 ------------------------------------------------------    ------------------------------------------------------
                                       Gross unrealized     Carrying                              Gross unrealized     Carrying
                 Shares   Cost basis         loss             value        Shares    Cost basis        gains            value
-----------------------------------------------------------------------    -----------------------------------------------------
Creative
  BioMolecules,
  Inc.-Common
  Stock          24,484    $ 80,124        $ (6,672)        $  73,452       24,484    $ 80,124        $100,446         $180,570
Kopin
  Corporation-
  Common Stock       --          --              --                --       13,310      99,556         124,212          223,768
Cell Genesys
  Corporation-
  Common Stock       --          --              --                --       17,465      90,727          57,725          148,452
                          ----------   ----------------   -------------              ----------   ----------------   ------------
                           $ 80,124        $ (6,672)        $  73,452                 $270,407        $282,383         $552,790
                          ----------   ----------------   -------------              ----------   ----------------   ------------
                          ----------   ----------------   -------------              ----------   ----------------   ------------

   If upon the sale of the Partnership's investments, the gross unrealized gain/loss were to be realized, such gain/loss would be allocated 90% to the Unitholders and 10% to R&D Funding Corp (the 'General Partner'); however, there is no assurance that the Partnership would receive such amount in the event of the sale of its remaining equity position.

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

   The Partnership's net unrealized losses on investments in equity securities of $289,055 for the nine months ended September 30, 1998 are comprised as follows:

Unrealized holding losses                                 $ (42,551)
Less: reclassification adjustment for realized gains
included in net income                                     (246,504)
                                                          ---------
Net unrealized losses on investments in equity
securities                                                $(289,055)
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

                              Nine months ended      Three months ended
                                September 30,           September 30,
                            ---------------------    -------------------
                              1998         1997       1998        1997
------------------------------------------------------------------------
Management fee              $187,500     $471,840    $62,500     $62,500
Printing                       6,741        9,735      1,861       3,150
                            --------     --------    -------     -------
                            $194,241     $481,575    $64,361     $65,650
                            --------     --------    -------     -------
                            --------     --------    -------     -------

   Printing costs payable to an affiliate of the General Partner (which are included in accrued expenses and other liabilities) as of September 30, 1998 and December 31, 1997 were $4,779 and $7,788, respectively.

   Prudential Securities Incorporated ('PSI'), an affiliate of the General Partner, owned 724 units in the Partnership at September 30, 1998.

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

Liquidity and Capital Resources

   As of September 30, 1998, the Partnership had approximately $1,218,000 of cash and cash equivalents, which is a decrease of approximately $2,451,000 as compared to December 31, 1997. The decrease in cash and cash equivalents was primarily due to distributions made in excess of proceeds from the sales of certain investments in equity securities as further discussed below.

   As of September 30, 1998, the Partnership had approximately $80,000 invested in the common stock of Creative BioMolecules, Inc. ('Creative') with an aggregate market value of approximately $73,000. This investment is a speculative and high risk equity investment. Additionally, the realization of the market value of Creative common stock is further impacted by market volume capacity.

   The Partnership's royalty positions with Forest and Creative did not generate income for the Partnership during the nine months ended September 30, 1998 and 1997.

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

Results of Operations

   The Partnership's net income decreased by approximately $6,224,000 for the nine months ended September 30, 1998 as compared to the same period in 1997. Additionally, the Partnership had a net loss of $67,000 for the three months ended September 30, 1998 as compared to net income of $1,334,000 for the same period in 1997. These variances were primarily due to larger gains on the sale of investments in equity securities recorded in 1997 versus 1998, offset, in part, by a first quarter 1997 write-down of the Partnership's equity investment in Somatix Therapy Corporation and higher management fees in 1997 versus 1998 as discussed below.

   During the nine months ended September 30, 1998, gains totalling approximately $247,000 were recorded on the sale of common stock of Kopin Corporation and Cell Genesys Corporation as discussed in Liquidity and Capital Resources above as compared to gains of approximately $7,091,000 recorded on 1997 sales of 461,798 shares of Creative common stock, 492,217 shares of Kopin Corporation common stock, 211,000 shares of Somatix Therapy Corporation common stock, and 72,100 shares of Cell Genesys Corporation common stock.

   Interest income increased by approximately $11,000 during the nine months ended September 30, 1998, but decreased by approximately $18,000 during the three months ended September 30, 1998 as compared to the same periods in 1997. During the 1998 and 1997 periods, Partnership funds invested in short-term instruments varied with the timing of sales of investments in equity securities and distributions made to Unitholders causing the fluctuations in interest income during the respective periods.

   Management fees decreased by approximately $284,000 during the nine months ended September 30, 1998 as compared to the corresponding period in 1997. Effective July 1, 1997, the General Partner reduced its management fee to the greater of (a) $250,000 annually or (b) ten percent of the aggregate amount received from the Partnership's royalty position in a treatment for Alzheimer's disease with Forest after July 1, 1997 until the dissolution and liquidation of the Partnership, not to exceed the aggregate management fee payable under the terms of the Agreement of Limited Partnership, as amended ($818,680 per annum.)

   General and administrative expenses decreased by approximately $30,000 and $21,000 for the nine and three months ended September 30, 1998 as compared to the same periods in 1997. These decreases reflect lower costs incurred in monitoring the Partnership's investments. Additionally, professional and other costs were incurred during 1997 in evaluating the orderly liquidation of the Partnership.

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

PruTech Research and Development Partnership III

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Brian J. Martin                      Date: November 13, 1998
     ----------------------------------------
     Brian J. Martin
     President, Chief Executive Officer,
     Chairman of the Board of Directors and
     Director for the Registrant

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: November 13, 1998
     ----------------------------------------
     Steven Carlino
     Vice President and Chief Accounting
     Officer for the Registrant