Form 10-K
period 1998-12-31
PRUTECH RESEARCH & DEVELOPMENT PARTNERSHIP III
filed 1999-03-31
CIK 794357

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

                                    None
------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                Depositary Units
------------------------------------------------------------------------------
                                (Title of class)

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

   Registrant's Annual Report to Unitholders for the year ended December 31, 1998 is incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.

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

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................      2
Item  2    Properties.......................................................................      3
Item  3    Legal Proceedings................................................................      3
Item  4    Submission of Matters to a Vote of Unitholders...................................      3

PART II
Item  5    Market for the Registrant's Units and Related Unitholder Matters.................      3
Item  6    Selected Financial Data..........................................................      4
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................      4
Item 7A    Quantitative and Qualitative Disclosures About Market Risk.......................      4
Item  8    Financial Statements and Supplementary Data......................................      4
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................      4

PART III
Item 10    Directors and Executive Officers of the Registrant...............................      5
Item 11    Executive Compensation...........................................................      5
Item 12    Security Ownership of Certain Beneficial Owners and Management...................      6
Item 13    Certain Relationships and Related Transactions...................................      6

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K..................      7
           Financial Statements and Financial Statement Schedules...........................      7
           Exhibits.........................................................................      7
           Reports on Form 8-K..............................................................      7
SIGNATURES..................................................................................      8

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

   At December 31, 1998, the Registrant has an investment in the common stock of Creative BioMolecules, Inc. (OTC-CBMI) and royalty positions with Forest Laboratories, Inc. ('Forest') and Creative BioMolecules, Inc., that will expire in December 1999. The Registrant's royalty position with Creative BioMolecules, Inc. is believed to have little to no value and the equity position's value is easily determinable and is salable. The Registrant's royalty position in Synapton, a drug developed by Forest for the treatment of Alzheimer's disease, is illiquid, and any estimate of its value is subject to significant uncertainty due to a number of factors including, among other things, (i) whether the Food and Drug Administration (the 'FDA') will approve Synapton for sale, which would require that the FDA reverse its non-approval position issued in November 1998,
(ii) the difficulty, in light of the fact that FDA approval is yet to be obtained, in manufacturing and distributing the product prior to the expiration of the Registrant's royalty position and (iii) market acceptance of the product. Due to the nature of the Forest royalty, the general partner is not able at this time to predict with any degree of certainty, the value, if any, of the royalty position. Forest has recently advised the Registrant that it will be meeting with the FDA to discuss the status of Synapton. Depending on the timing and results of that meeting, the Registrant's general partner may determine that the royalty interest in Synapton does not warrant the continuing operation of the Registrant through the end of the royalty period at which point the general partner will liquidate and distribute any remaining assets (reduced by a reserve to satisfy any liabilities of the Registrant) and dissolve the Registrant. In the event that the general partner determines that continuing operations through the expiration date of the Synapton royalty position may be in the best interest of the Registrant, the general partner will proceed to dissolve the Registrant as soon as practicable thereafter.

   The Registrant's general partner was paid an annual management fee equal to two percent of the unitholders' original capital contributions through June 30, 1997. Effective July 1, 1997, the general partner reduced its management fee to the greater of (a) $250,000 annually or (b) ten percent of the aggregate amount received from the Registrant's royalty position in Synapton after July 1, 1997 until the dissolution and liquidation of the Registrant, not to exceed the aggregate management fee payable under the terms of the Partnership Agreement ($818,680 per annum).

   The Registrant is engaged solely in the business of research and development; therefore, presentation of industry segment information is not applicable.

   For the years ended December 31, 1998, 1997 and 1996, revenue from the following portfolio company investments exceeded fifteen percent of the Registrant's total revenue:

                                                      1998     1997     1996
                                                      ----     ----     ----
Kopin Corporation                                      52%      49%      --%
Cell Genesys Corporation                               17       --       --
Creative BioMolecules, Inc.                            --       48       29
Forest                                                 --       --       66

General Partner

   The general partner of the Registrant is R&D Funding Corp (the 'General Partner'), an affiliate of Prudential Securities Incorporated ('PSI'). Both the General Partner and PSI are wholly owned subsidiaries of Prudential Securities Group Inc. In its capacity as General Partner, R&D Funding Corp was responsible for locating, evaluating, negotiating and structuring the Registrant's research and development projects. R&D Funding Corp is also responsible for the management of, and provides the administrative services necessary for, the operation of the Registrant. The assignor limited partner is Prudential-Bache Investor Services Inc., an affiliate of the General Partner, which has assigned substantially all the rights attributable to its limited partnership interest to investors.

Competition

   The companies and products in which the Registrant holds equity investments and/or royalty rights face substantial competition in the markets for their products and technologies. There are no assurances that the Registrant's investments will not decline in value due to the development by others of technologically superior products or for other competitive reasons.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursuant to the Partnership Agreement as further discussed in Notes B and F to the financial statements in the Registrant's annual report to Unitholders for the year ended December 31, 1998 ('Registrant's 1998 Annual Report') which is filed as an exhibit hereto.

Investment Portfolio Summary

   For a description of the companies in which the Registrant's investments or royalty rights were active during 1998, see page 2 of the Registrant's 1998 Annual Report which is filed as an exhibit hereto.

Item 2. Properties

   The Registrant does not own or lease any property.

Item 3. Legal Proceedings

   This information is incorporated by reference to Note G to the financial statements in the Registrant's 1998 Annual Report which is filed as an exhibit hereto.

Item 4. Submission of Matters to a Vote of Unitholders

   None

                                    PART II

Item 5. Market for the Registrant's Units and Related Unitholder Matters

   As of March 4, 1999, there were 3,036 holders of record owning 40,934 Units. A significant secondary market for the Units has not developed and it is not expected that one will develop in the future. There are also certain restrictions set forth in Article 8 of the Partnership Agreement limiting the ability of the Unitholders to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   The following per Unit cash distributions were paid to Unitholders during the following calendar quarters:

Quarter ended    1998        1997
-------------   -------     -------
March 31        $ --        $175.00
June 30           60.00       --
September 30      --         100.00
December 31       --          --

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. The Registrant paid a distribution of $2,728,933 during 1998 of which $2,456,040 ($60 per Unit) was paid to the Unitholders and the remainder to the General Partner. During 1997, the Registrant paid distributions of $4,548,222, $3,411,167 and $4,548,222 of which $4,093,400 ($100 per Unit),
$3,070,050 ($75 per Unit) and $4,093,400 ($100 per Unit),
respectively, were paid to the Unitholders and the remainder to the General Partner. The sources for the 1998 and 1997 distributions include the 1997 sales of a portion of the Registrant's equity holdings in Creative BioMolecules, Inc., Kopin Corporation and Somatix Therapy Corporation/Cell Genesys Corporation (Cell Genesys Corporation acquired Somatix Therapy Corporation in June 1997). The amount to be distributed by the Registrant in future quarters will be based on the extent to which the market value of its investment in Creative BioMolecules, Inc. can be realized and from the revenue stream from royalties, if any, as well as interest income. It is not expected that the Registrant's eventual total distributions will equal the Unitholder's initial investments.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 3 through 13 of the Registrant's 1998 Annual Report which is filed as an exhibit hereto.

                                                   Year ended December 31,
                           ------------------------------------------------------------------------
                               1998           1997           1996           1995           1994
                           ------------   ------------   ------------   ------------   ------------
Royalty income             $   --         $   --         $   216,665    $   --         $    50,468
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Gain on sale of
  investments in equity
  securities               $   243,595    $ 7,888,065    $ 5,194,202    $ 8,998,197    $ 2,364,352
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Termination of royalty
  rights                   $   --         $   --         $   --         $ 2,241,783    $   --
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Total revenues             $   359,797    $ 8,023,958    $ 5,448,886    $11,311,651    $ 2,706,567
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Write-off of investments
  in equity securities     $   --         $   295,000    $   --         $   --         $   500,000
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Net income                 $    39,971    $ 7,056,240    $ 4,534,518    $10,308,841    $   805,584
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Net income per Unit        $       .88    $    155.14    $     99.70    $    226.66    $     17.71
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Notes payable              $   --         $   --         $   --         $   --         $ 1,622,223
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Total assets               $ 1,231,691    $ 4,221,385    $15,664,366    $19,879,840    $19,448,580
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Total limited partner
  distributions            $ 2,456,040    $11,256,850    $ 3,274,720    $ 7,122,516    $   347,939
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------
Limited partner
  distributions per Unit   $     60.00    $    275.00    $     80.00    $    174.00    $      8.50
                           ------------   ------------   ------------   ------------   ------------
                           ------------   ------------   ------------   ------------   ------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 14 and 15 of the Registrant's 1998 Annual Report which is filed as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 3 through 13 of the Registrant's 1998 Annual Report which is filed as an exhibit hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

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

BRIAN J. MARTIN, age 48, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of R&D Funding Corp. He is a Senior Vice President of PSI. Mr. Martin also serves in various capacities for other affiliated companies. Mr. Martin joined PSI in 1980. Mr. Martin is a member of the Pennsylvania Bar.

BARBARA J. BROOKS, age 50, is the Vice President-Finance and Chief Financial Officer of R&D Funding Corp. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

STEVEN CARLINO, age 35, is a Vice President of R&D Funding Corp. He is a First Vice President of PSI. Mr. Carlino also serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

FRANK W. GIORDANO, age 56, is a Director of R&D Funding Corp. He is a Senior Vice President of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

NATHALIE P. MAIO, age 48, is a Director of R&D Funding Corp. She is a Senior Vice President and Deputy General Counsel of PSI and supervises nonlitigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.

   Effective January 30, 1998, Brian J. Martin replaced Michael S. Hasley as President of R&D Funding Corp.

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

See Item 13 Certain Relationships and Related Transactions for information regarding compensation to the General Partner.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 4, 1999, no director or executive officer of the General Partner owns directly or beneficially any interest in the voting securities of the General Partner.

   As of March 4, 1999, no director or executive officer of the General Partner owns directly or beneficially any of the Units issued by the Registrant.

   As of March 4, 1999, no Unitholder beneficially owns more than five percent of the Units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partner and its affiliates. There have been no direct financial transactions between the Registrant and the directors or officers of the General Partner.

   Reference is made to Notes B and F to the financial statements in the Registrant's 1998 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                               Page
                                                                                              Number
                                                                                             in Annual
                                                                                              Report
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)    1. Financial Statements and Report of Independent Accountants--incorporated by reference to the Registrant's 1998 Annual Report included as an exhibit hereto
          Report of Independent Accountants                                                      3
          Financial Statements:
          Statements of Financial Condition--December 31, 1998 and 1997                          4
          Statements of Operations--Three years ended December 31, 1998                          5
          Statements of Changes in Partners' Capital--Three years ended December 31, 1998        5
          Statements of Cash Flows--Three years ended December 31, 1998                          6
          Notes to Financial Statements                                                          8
       2. Financial Statement Schedules

          All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.
       3. Exhibits
          Description:
          Form of Agreement for Services (incorporated by reference to Exhibit 2.1 included with Registrant's Form S-1 Registration Statement (No. 33-6091) filed on June 3, 1986)
          PruTech Research and Development Partnership III Agreement of Limited
          Partnership (incorporated by reference to Exhibit 3.1 included with
          Registrant's Form S-1 Registration Statement (No. 33-6091) filed on June 3,
          1986)
          Escrow Agreement (incorporated by reference to Exhibit 10.1 included with
          Registrant's Form S-1 Registration Statement (No. 33-6091) filed on June 3,
          1986)
          First Amendment to the Agreement of Limited Partnership of PruTech Research and
          Development Partnership III (incorporated by reference to Exhibit 3 included with Registrant's Annual Report on Form 10-K for the year ended December 31,
          1991)
          Registrant's 1998 Annual Report (with the exception of the information and data incorporated by reference in Items 3, 7 and 8 of this Annual Report on Form
          10-K, no other information or data appearing in the Registrant's 1998 Annual
          Report is to be deemed filed as part of this report) (filed herewith)
          Financial Data Schedule (filed herewith)
(b)       Reports on Form 8-K--
          None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PruTech Research and Development Partnership III

By: R&D Funding Corp
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: March 31, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Chief Accounting Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Brian J. Martin                      Date: March 31, 1999
     ----------------------------------------
     Brian J. Martin
     President, Chief Executive Officer,
     Chairman of the Board of Directors and
     Director

     By: /s/ Barbara J. Brooks                    Date: March 31, 1999
     ----------------------------------------
     Barbara J. Brooks
     Vice President--Finance and Chief
     Financial Officer

     By: /s/ Steven Carlino                       Date: March 31, 1999
     ----------------------------------------
     Steven Carlino
     Vice President

     By: /s/ Frank W. Giordano                    Date: March 31, 1999
     ----------------------------------------
     Frank W. Giordano
     Director

     By: /s/ Nathalie P. Maio                     Date: March 31, 1999
     ----------------------------------------
     Nathalie P. Maio
     Director