Form 10-Q
period 1999-03-31
PRUTECH RESEARCH & DEVELOPMENT PARTNERSHIP III
filed 1999-05-14
CIK 794357

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (unaudited)

                                                                        March 31,      December 31,
                                                                           1999            1998
---------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                               $1,119,007      $1,157,931
Investments in equity securities                                            34,688          73,760
                                                                        ----------     ------------
Total assets                                                            $1,153,695      $1,231,691
                                                                        ----------     ------------
                                                                        ----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accrued expenses and other liabilities                                  $   68,545      $   57,698
Accrued management fee                                                      31,250          62,500
                                                                        ----------     ------------
Total liabilities                                                           99,795         120,198
                                                                        ----------     ------------
Contingencies
Partners' capital
Unitholders (40,934 units issued and outstanding)                          954,505         985,900
General partner                                                            113,795         117,283
Accumulated other comprehensive (loss) income                              (14,400)          8,310
                                                                        ----------     ------------
Total partners' capital                                                  1,053,900       1,111,493
                                                                        ----------     ------------
Total liabilities and partners' capital                                 $1,153,695      $1,231,691
                                                                        ----------     ------------
                                                                        ----------     ------------
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

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                               Three months ended
                                                                                    March 31,
                                                                              ---------------------
                                                                                1999         1998
---------------------------------------------------------------------------------------------------
REVENUES
Interest income                                                               $ 11,856     $ 45,161
Gain on sale of investments in equity
  securities                                                                       507           --
                                                                              --------     --------
                                                                                12,363       45,161
                                                                              --------     --------
EXPENSES
Management fee                                                                  31,250       62,500
General and administrative                                                      15,996       26,231
                                                                              --------     --------
                                                                                47,246       88,731
                                                                              --------     --------
Net loss                                                                      $(34,883)    $(43,570)
                                                                              --------     --------
                                                                              --------     --------
ALLOCATION OF NET LOSS
Unitholders                                                                   $(31,395)    $(39,213)
                                                                              --------     --------
                                                                              --------     --------
General partner                                                               $ (3,488)    $ (4,357)
                                                                              --------     --------
                                                                              --------     --------
Net loss per unit                                                             $   (.77)    $   (.96)
                                                                              --------     --------
                                                                              --------     --------
---------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (unaudited)

                                                                        ACCUMULATED
                                                        GENERAL     OTHER COMPREHENSIVE
                                         UNITHOLDERS    PARTNER        INCOME (LOSS)         TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1998      $ 985,900     $117,283         $   8,310         $1,111,493
Comprehensive loss:
  Net loss                                  (31,395)      (3,488)                             (34,883)
  Net unrealized losses on investments
  in equity securities                                                     (22,710)           (22,710)
                                                                                           ----------
  Comprehensive loss                                                                          (57,593)
                                         -----------    --------    -------------------    ----------
Partners' capital--March 31, 1999         $ 954,505     $113,795         $ (14,400)        $1,053,900
                                         -----------    --------    -------------------    ----------
                                         -----------    --------    -------------------    ----------
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

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                             Three months ended
                                                                                  March 31,
                                                                          -------------------------
                                                                             1999           1998
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest income received                                                  $   11,856     $   45,161
Management fee paid                                                          (62,500)       (62,500)
General and administrative expenses paid                                      (5,149)       (38,994)
                                                                          ----------     ----------
Net cash used in operating activities                                        (55,793)       (56,333)
                                                                          ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investments in equity securities                    16,869             --
                                                                          ----------     ----------
Net decrease in cash and cash equivalents                                    (38,924)       (56,333)
Cash and cash equivalents at beginning of period                           1,157,931      3,668,595
                                                                          ----------     ----------
Cash and cash equivalents at end of period                                $1,119,007     $3,612,262
                                                                          ----------     ----------
                                                                          ----------     ----------
RECONCILIATION OF NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES
Net loss                                                                  $  (34,883)    $  (43,570)
                                                                          ----------     ----------
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investments in equity securities                                (507)            --
Changes in accrued expenses and other liabilities                             10,847        (12,763)
Changes in accrued management fee                                            (31,250)            --
                                                                          ----------     ----------
Total adjustments                                                            (20,910)       (12,763)
                                                                          ----------     ----------
Net cash used in operating activities                                     $  (55,793)    $  (56,333)
                                                                          ----------     ----------
                                                                          ----------     ----------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of PruTech Research and Development Partnership III (the 'Partnership') as of March 31, 1999 and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

   At March 31, 1999, the Partnership has an investment in the common stock of Creative BioMolecules, Inc. (OTC-CBMI) and royalty positions with Forest Laboratories, Inc. ('Forest') and Creative BioMolecules, Inc., that will expire in December 1999. The Partnership's royalty position with Creative BioMolecules, Inc. is believed to have little to no value and the equity position's value is readily realizable. The Partnership's royalty position in Synapton, a drug developed by Forest for the treatment of Alzheimer's disease, is illiquid, and any estimate of its value is subject to significant uncertainty due to a number of factors including, among other things, (i) whether the Food and Drug Administration (the 'FDA') will approve Synapton for sale, which would require that the FDA reverse its non-approval position issued in November 1998, (ii) the difficulty, in light of the fact that FDA approval is yet to be obtained, in manufacturing and distributing the product prior to the expiration of the Partnership's royalty position and (iii) market acceptance of the product. Due to the nature of the Forest royalty, the general partner is not able at this time to predict with any degree of certainty, the value, if any, of the royalty position. Forest has advised the Partnership that it is evaluating the potential need to engage in additional research to respond to the FDA. Forest is not optimistic that Synapton will be approved by the FDA, if at all, before the expiration in December of the Partnership's royalty period. The Partnership will continue to monitor this situation. If it determines that the royalty interest in Synapton does not warrant the continuing operation of the Partnership through the end of the royalty period, the general partner will liquidate and distribute any remaining assets (reduced by a reserve to satisfy any liabilities of the Partnership) and dissolve the Partnership. In the event that the general partner determines that continuing operations through the expiration date of the Synapton royalty position may be in the best interest of the Partnership, the general partner will proceed to dissolve the Partnership as soon as practicable thereafter.

B. Royalties

   At March 31, 1999 and December 31, 1998, the Partnership retains certain royalty rights with Forest and Creative BioMolecules, Inc. whose carrying values for financial reporting purposes are zero. The royalty rights with Forest relate to Synapton. Forest filed a new drug application with the Food and Drug Administration, seeking approval of Synapton, on November 18, 1997. On November 18, 1998, Forest announced that it was evaluating and would be preparing a response to a non-approvable letter received from the FDA on its new drug application for Synapton. The Partnership's royalty rights with Forest and Creative BioMolecules, Inc. will expire in December 1999. (Refer to Note
A for further discussion.)

C. Investments

   Investments in marketable equity securities available-for-sale include the following:

                                      March 31, 1999                                          December 31, 1998
                  ------------------------------------------------------    -----------------------------------------------------
                                        Gross unrealized     Carrying                             Gross unrealized     Carrying
                  Shares   Cost basis         loss             value        Shares   Cost basis         gain            value
------------------------------------------------------------------------    ------------------------------------------
Creative
  BioMolecules,
  Inc.-Common
  Stock           15,000    $ 49,088        $(14,400)         $34,688       20,000    $ 65,450         $8,310          $ 73,760
                           ----------       --------       -------------             ----------       -------        ------------
                           ----------       --------       -------------             ----------       -------        ------------

   If upon the sale of the Partnership's remaining equity investment, the gross unrealized loss were to be realized, such loss would be allocated 90% to the Unitholders and 10% to R&D Funding Corp (the 'General Partner'); however, there is no assurance that the Partnership would receive such amount in the event of the sale of its remaining equity position.

   During the first quarter of 1999, the Partnership sold 5,000 shares of Creative BioMolecules, Inc. common stock for proceeds of approximately $17,000 resulting in a gain of approximately $500.

   The Partnership's net unrealized losses on investments in equity securities of $22,710 for the three months ended March 31, 1999 are comprised as follows:

Unrealized holding losses                                 $(22,203)
Less: reclassification adjustment for realized gain
included in net income                                        (507)
                                                          --------
Net unrealized losses on investments in equity
securities                                                $(22,710)
                                                          --------
                                                          --------

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

                                                       Three months ended
                                                            March 31,
                                                       -------------------
                                                        1999        1998
                          ------------------------------------------------
                          Management fee               $31,250     $62,500
                          Printing                       2,172       1,861
                                                       -------     -------
                                                       $33,422     $64,361
                                                       -------     -------
                                                       -------     -------

   During the first quarter of 1999, the General Partner agreed to reduce its management fee to $31,250 (which equals 50% of the $62,500 quarterly rate that had been incurred each quarter from July 1997 through December 31, 1998).

   Printing costs payable to an affiliate of the General Partner (which are included in accrued expenses and other liabilities) as of March 31, 1999 and December 31, 1998 were $5,228 and $5,025, respectively.

   Prudential Securities Incorporated ('PSI'), an affiliate of the General Partner, owned 724 units in the Partnership at March 31, 1999.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of the General Partner, for investment of its available cash in short-term instruments pursuant to the guidelines established by the Partnership Agreement.

   The Partnership engaged in research and development co-investment projects with PruTech Research and Development Partnership which was dissolved and liquidated in December 1996, PruTech Research and Development Partnership II which was dissolved and liquidated in December 1998 and PruTech Project Development Partnership (collectively, the 'PruTech R&D Partnerships'), for which R&D Funding Corp serves as the general partner. The allocation of the co-investment projects' profits or losses among the PruTech R&D Partnerships is consistent with the costs incurred to fund the research and development projects.

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   At March 31, 1999, the Partnership has an investment in the common stock of Creative BioMolecules, Inc. ('Creative') (OTC-CMBI) and royalty positions with Forest Laboratories, Inc. ('Forest') and Creative that will expire in December 1999. The Partnership's royalty position with Creative is believed to have little to no value and the equity position's value (approximately $35,000 at March 31, 1999) is readily realizable. The Partnership's royalty position in Synapton, a drug developed by Forest for the treatment of Alzheimer's disease, is illiquid, and any estimate of its value is subject to significant uncertainty due to a number of factors including, among other things, (i) whether the Food and Drug Administration (the 'FDA') will approve Synapton for sale, which would require that the FDA reverse its non-approval position issued in November 1998,
(ii) the difficulty, in light of the fact that FDA approval is yet to be obtained, in manufacturing and distributing the product prior to the expiration of the Partnership's royalty position and (iii) market acceptance of the product. Due to the nature of the Forest royalty, the General Partner is not able at this time to predict with any degree of certainty, the value, if any, of the royalty position. Forest has advised the Partnership that it is evaluating the potential need to engage in additional research to respond to the FDA. Forest is not optimistic that Synapton will be approved by the FDA, if at all, before the expiration in December of the Partnership's royalty period. The Partnership will continue to monitor this situation. If it determines that the royalty interest in Synapton does not warrant the continuing operation of the Partnership through the end of the royalty period, the General Partner will liquidate and distribute any remaining assets (reduced by a reserve to satisfy any liabilities of the Partnership) and dissolve the Partnership. In the event that the General Partner determines that continuing operations through the expiration date of the Synapton royalty position may be in the best interest of the Partnership, the General Partner will proceed to dissolve the Partnership as soon as practicable thereafter.

   As of March 31, 1999, the Partnership had approximately $1,119,000 of cash and cash equivalents, which is a decrease of approximately $39,000 as compared to December 31, 1998. The decrease in cash and cash equivalents was primarily due to the payment of management fees, offset by proceeds from the sale of 5,000 shares of Creative common stock for approximately $17,000.

   The amount to be distributed by the Partnership in future quarters will be based on the extent to which the market value of its remaining investment in Creative common stock can be realized and from the revenue stream from royalties, if any, and interest income. It is not expected that the Partnership's eventual total distributions will equal the Unitholders initial investments.

Results of Operations

   The Partnership recognized net losses of approximately $35,000 and $44,000 for the three months ended March 31, 1999 and 1998, respectively. The reduction in overall net loss during 1999 primarily relates to lower management fees and general and administrative expenses in the 1999 period versus 1998, offset by higher levels of 1998 interest income.

   During the three months ended March 31, 1999, gains totalling $507 were recorded on the sale of Creative common stock as discussed in Liquidity and Capital Resources above. No sales of investments in equity securities were made during the 1998 comparable period.

   Interest income decreased by approximately $33,000 during the three months ended March 31, 1999 as compared to the same period in 1998. During the 1999 period less funds were invested in short-term instruments principally as a result of the distribution to Unitholders made in 1998.

   During the first quarter of 1999, the General Partner agreed to reduce its management fee to $31,250 (which equals 50% of the $62,500 quarterly rate that had been incurred each quarter from July 1997 through December 31, 1998).

   General and administrative expenses decreased by approximately $10,000 for the three months ended March 31, 1999 as compared to the same period in 1998. These decreases primarily reflect lower costs incurred in monitoring the Partnership's remaining investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the General Partner.

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

PruTech Research and Development Partnership III

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Brian J. Martin                      Date: May 14, 1999
     ----------------------------------------
     Brian J. Martin
     President, Chief Executive Officer,
     Chairman of the Board of Directors and
     Director for the Registrant

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: May 14, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Chief Accounting
     Officer for the Registrant