Form 10-Q
period 1999-06-30
PRUTECH RESEARCH & DEVELOPMENT PARTNERSHIP III
filed 1999-08-13
CIK 794357

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (unaudited)

                                                                         June 30,      December 31,
                                                                           1999            1998
---------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                               $1,095,266      $1,157,931
Investments in equity securities                                            --              73,760
                                                                        ----------     ------------
Total assets                                                            $1,095,266      $1,231,691
                                                                        ----------     ------------
                                                                        ----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accrued expenses and other liabilities                                  $   27,679      $   57,698
Accrued management fee                                                      --              62,500
                                                                        ----------     ------------
Total liabilities                                                           27,679         120,198
                                                                        ----------     ------------
Contingencies
Partners' capital
Unitholders (40,934 units issued and outstanding)                          953,864         985,900
General partner                                                            113,723         117,283
Accumulated other comprehensive income                                      --               8,310
                                                                        ----------     ------------
Total partners' capital                                                  1,067,587       1,111,493
                                                                        ----------     ------------
Total liabilities and partners' capital                                 $1,095,266      $1,231,691
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                        Six months ended         Three months ended
                                                            June 30,                  June 30,
                                                      ---------------------     --------------------
                                                        1999         1998        1999         1998
----------------------------------------------------------------------------------------------------
REVENUES
Interest income                                       $ 24,486     $ 84,424     $12,630     $ 39,263
Gain (loss) on sale of investments in equity
  securities                                            (6,723)     246,504      (7,230)     246,504
                                                      --------     --------     -------     --------
                                                        17,763      330,928       5,400      285,767
                                                      --------     --------     -------     --------
EXPENSES
Management fee                                          31,250      125,000       --          62,500
General and administrative                              22,109       43,435       6,113       17,204
                                                      --------     --------     -------     --------
                                                        53,359      168,435       6,113       79,704
                                                      --------     --------     -------     --------
Net income (loss)                                     $(35,596)    $162,493     $  (713)    $206,063
                                                      --------     --------     -------     --------
                                                      --------     --------     -------     --------
ALLOCATION OF NET INCOME (LOSS)
Unitholders                                           $(32,036)    $146,244     $  (641)    $185,457
                                                      --------     --------     -------     --------
                                                      --------     --------     -------     --------
General partner                                       $ (3,560)    $ 16,249     $   (72)    $ 20,606
                                                      --------     --------     -------     --------
                                                      --------     --------     -------     --------
Net income (loss) per unit                            $   (.78)    $   3.57     $  (.02)    $   4.53
                                                      --------     --------     -------     --------
                                                      --------     --------     -------     --------
----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (unaudited)

                                                                        ACCUMULATED
                                                        GENERAL     OTHER COMPREHENSIVE
                                         UNITHOLDERS    PARTNER        INCOME (LOSS)         TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1998      $ 985,900     $117,283          $ 8,310          $1,111,493
Comprehensive loss:
  Net loss                                  (32,036)      (3,560)                             (35,596)
  Net unrealized losses on investments
  in equity securities                                                     (8,310)             (8,310)
                                                                                           ----------
  Comprehensive loss                                                                          (43,906)
                                         -----------    --------       ----------          ----------
Partners' capital--June 30, 1999          $ 953,864     $113,723          $ --             $1,067,587
                                         -----------    --------       ----------          ----------
                                         -----------    --------       ----------          ----------
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

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                              Six months ended
                                                                                  June 30,
                                                                          -------------------------
                                                                             1999           1998
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest income received                                                  $   24,486     $   84,424
Management fee paid                                                          (93,750)      (125,000)
General and administrative expenses paid                                     (52,128)       (53,173)
                                                                          ----------     ----------
Net cash used in operating activities                                       (121,392)       (93,749)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investments in equity securities                    58,727        436,787

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                                                 --         (2,728,933)
                                                                          ----------     ----------
Net decrease in cash and cash equivalents                                    (62,665)    (2,385,895)
Cash and cash equivalents at beginning of period                           1,157,931      3,668,595
                                                                          ----------     ----------
Cash and cash equivalents at end of period                                $1,095,266     $1,282,700
                                                                          ----------     ----------
                                                                          ----------     ----------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
USED IN OPERATING ACTIVITIES
Net income (loss)                                                         $  (35,596)    $  162,493
                                                                          ----------     ----------
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
Loss (gain) on sale of investments in equity securities                        6,723       (246,504)
Changes in accrued expenses and other liabilities                            (30,019)        (9,738)
Changes in accrued management fee                                            (62,500)        --
                                                                          ----------     ----------
Total adjustments                                                            (85,796)      (256,242)
                                                                          ----------     ----------
Net cash used in operating activities                                     $ (121,392)    $  (93,749)
                                                                          ----------     ----------
                                                                          ----------     ----------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP III
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of PruTech Research and Development Partnership III (the 'Partnership') as of June 30, 1999 and the results of its operations for the six and three months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   At June 30, 1999, the Partnership has royalty positions with Forest Laboratories, Inc. ('Forest') and Creative BioMolecules, Inc., that will expire in December 1999. The Partnership's royalty position with Creative BioMolecules, Inc. is believed to have no value. At this time, Forest does not believe that Synapton, a drug developed by Forest for the treatment of Alzheimer's disease, will be approved by the Food and Drug Administration (the 'FDA'), if at all, in sufficient time prior to the expiration in December of the Partnership's royalty period in order to generate any royalty payments to the Partnership. The Partnership will continue to monitor this situation. At this time, it appears that R&D Funding Corp (the 'General Partner') will liquidate and distribute any remaining assets and dissolve the Partnership prior to December 31, 1999.

B. Royalties

   At June 30, 1999 and December 31, 1998, the Partnership retains certain royalty rights with Forest and Creative BioMolecules, Inc. whose carrying values for financial reporting purposes are zero. The royalty rights with Forest relate to Synapton. Forest filed a new drug application with the FDA, seeking approval of Synapton, on November 18, 1997. On November
18, 1998, Forest announced that it was evaluating and would be preparing a response to a non-approvable letter received from the FDA on its new drug application for Synapton although it has not yet done so. The Partnership's royalty rights with Forest and Creative BioMolecules, Inc. will expire in December 1999. (Refer to Note A for further discussion.)

C. Investments

   Investments in marketable equity securities available-for-sale include the following:

                                      June 30, 1999                                           December 31, 1998
                  ------------------------------------------------------    -----------------------------------------------------
                                        Gross unrealized     Carrying                             Gross unrealized     Carrying
                  Shares   Cost basis         gain             value        Shares   Cost basis         gain            value
------------------------------------------------------------------------    -----------------------------------------------------
Creative
  BioMolecules,
  Inc.-Common
  Stock             --      $  --            $  --            $  --          20,000    $ 65,450        $8,310            $ 73,760
                           ----------       --------       -------------             ----------       -------        ------------
                           ----------       --------       -------------             ----------       -------        ------------

   During the first quarter of 1999, the Partnership sold 5,000 shares of Creative BioMolecules, Inc. common stock for proceeds of approximately $17,000 resulting in a gain of approximately $500. During the second quarter of 1999, the Partnership sold its remaining 15,000 shares of Creative BioMolecules, Inc. common stock for proceeds of approximately $42,000 resulting in a loss of approximately $7,000.

   The Partnership's net unrealized losses on investments in equity securities of $8,310 for the six months ended June 30, 1999 are comprised as follows:

Unrealized holding losses                                 $(15,033)
Less: reclassification adjustment for realized loss
included in net income                                      (6,723)
                                                          --------
Net unrealized losses on investments in equity
securities                                                $ (8,310)
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

                                                                   Three months
                                           Six months ended            ended
                                               June 30,               June 30,
                                         --------------------     -----------------
                                          1999         1998       1999       1998
                   ----------------------------------------------------------------
                   Management fee        $31,250     $125,000     $  --     $62,500
                   Printing                2,852        4,880       680       1,698
                                         -------     --------     -----     -------
                                         $34,102     $129,880     $ 680     $64,198
                                         -------     --------     -----     -------
                                         -------     --------     -----     -------

   During the first quarter of 1999, the General Partner reduced its management fee to $31,250 and subsequently waived its management fee related to the second quarter of 1999.

   Printing costs payable to an affiliate of the General Partner (which are included in accrued expenses and other liabilities) as of June 30, 1999 and December 31, 1998 were $3,445 and $5,025, respectively.

   Prudential Securities Incorporated ('PSI'), an affiliate of the General Partner, owned 724 units in the Partnership at June 30, 1999.

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

Liquidity and Capital Resources

   At June 30, 1999, the Partnership has royalty positions with Forest Laboratories, Inc. ('Forest') and Creative BioMolecules, Inc. ('Creative') that will expire in December 1999. The Partnership's royalty position with Creative is believed to have no value. At this time, Forest does not believe that Synapton, a drug developed by Forest for the treatment of Alzheimer's disease, will be approved by the Food and Drug Administration, if at all, in sufficient time prior to the expiration in December of the Partnership's royalty period in order to generate any royalty payments to the Partnership. The Partnership will continue to monitor this situation. At this time, it appears that the General Partner will liquidate and distribute any remaining assets and dissolve the Partnership prior to December 31, 1999.

   As of June 30, 1999, the Partnership had approximately $1,095,000 of cash and cash equivalents, which is a decrease of approximately $63,000 as compared to December 31, 1998. The decrease in cash and cash equivalents was primarily due to the payment of management fees and general and administrative expenses, offset by proceeds from the sale of the Partnership's remaining 20,000 shares of Creative common stock for approximately $59,000.

   The amount to be distributed by the Partnership in future quarters will be affected by the revenue stream from royalties, if any, and interest income. It is not expected that the Partnership's eventual total distributions will equal the Unitholders initial investments.

   During the first quarter of 1999, the Partnership sold 5,000 shares of Creative common stock for approximately $17,000. Additionally, during the second quarter of 1999, the Partnership sold its remaining 15,000 shares of Creative common stock for approximately $42,000.

Results of Operations

   The Partnership recognized net losses of approximately $36,000 and $700 for the six and three months ended June 30, 1999 as compared to net income recognized of approximately $162,000 and $206,000 for the corresponding periods in 1998. The variances principally relate to gains recognized on the sale of investments in equity securities during 1998.

   During the six and three months ended June 30, 1999, losses totalling approximately $7,000 were recorded on the sale of Creative common stock as discussed in Liquidity and Capital Resources above. During the six and three months ended June 30, 1998, gains totalling approximately $247,000 were recorded on the sale of 13,310 shares of Kopin Corporation common stock and 17,465 shares of Cell Genesys Corporation common stock.

   Interest income decreased by approximately $60,000 and $27,000 during the six and three months ended June 30, 1999 as compared to the same periods in 1998. During the 1999 periods, fewer funds were invested in short-term instruments principally as a result of the distribution to Unitholders made in May 1998.

   During the first quarter of 1999, the General Partner reduced its management fee to $31,250 and subsequently waived its management fee related to the second quarter of 1999.

   General and administrative expenses decreased by approximately $21,000 and $11,000 for the six and three months ended June 30, 1999 as compared to the same periods in 1998. These decreases reflect lower costs incurred in monitoring the Partnership's remaining investments and in overall Partnership administration.

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

PruTech Research and Development Partnership III

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Brian J. Martin                      Date: August 13, 1999
     ----------------------------------------
     Brian J. Martin
     President, Chief Executive Officer,
     Chairman of the Board of Directors and
     Director for the Registrant

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: August 13, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Chief Accounting
     Officer for the Registrant